Form 10-Q
period 1997-12-31
COBB RESOURCES CORP
filed 1998-03-12
CIK 49444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended            December 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                          Commission File Number 0-4395
--------------------------------------------------------------------------------

                           COBB RESOURCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Mexico                                       85-0206160
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 302 East Jackson, West Columbia, Texas                        77486
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (409) 345-5666
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XXX    NO
     ---       ---

         As of February 8, 1998, the Registrant had outstanding 8,534,257 shares of common stock, par value $.10 per share.

                           COBB RESOURCES CORPORATION

                                    CONTENTS




                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  - Consolidated Statements of Operations                            3

                  - Consolidated Balance Sheets                                      5

                  - Consolidated Statements of Cash Flows                            6

                  - Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of                                     9
                   Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------
Revenues:
   Mining royalty income, net                       $   77,000        $   77,000
   Interest and other income                             4,000            10,000
                                                    ----------        ----------

         Total revenues                                 81,000            87,000
                                                    ----------        ----------

Costs and expenses:
   Property lease expenses                               3,000             4,000
   Depreciation, depletion and
         amortization                                   16,000            10,000
   General and administrative                           19,000            42,000
                                                    ----------        ----------

         Total costs and expenses                       38,000            56,000
                                                    ----------        ----------

Net earnings from operations                            43,000            31,000
Realized gain (loss) on marketable
   equity securities                                   156,000           419,000
Gain on sale of building                                    --            27,000
                                                    ----------        ----------

         Net earnings (loss)                        $  199,000        $  477,000
                                                    ==========        ==========

Net earnings (loss) per common
   share                                            $      .02        $      .05
                                                    ==========        ==========

Weighted average number of
   common share and common
   share equivalents outstanding                     8,534,257         8,534,257
                                                    ==========        ==========



                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 ------------------------------
                                                    1997               1996
                                                 -----------        -----------
Revenues:
   Interest and other income                     $     4,000        $     9,000
                                                 -----------        -----------

         Total revenues                                4,000              9,000
                                                 -----------        -----------

Costs and expenses:
   Property lease expenses                             3,000                 --
   Depreciation, depletion and
         amortization                                  8,000              6,000
   General and administrative                         12,000             20,000
                                                 -----------        -----------

         Total costs and expenses                     23,000             26,000
                                                 -----------        -----------

Net earnings from operations                         (19,000)           (17,000)

Realized gain (loss) on marketable
   equity securities                                 176,000            (40,000)
                                                 -----------        -----------

         Net earnings (loss)                     $   157,000        $   (57,000)
                                                 ===========        ===========

Net earnings (loss) per common
   share                                         $       .02        $      (.01)
                                                 ===========        ===========

Weighted average number of
   common share and common
   share equivalents outstanding                   8,534,257          8,534,257
                                                 ===========        ===========


                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                  ASSETS                         DECEMBER 31,        JUNE 30,
                  ------                            1997               1997
                                                 -----------        -----------
Current Assets:
   Cash and cash equivalents                     $   547,000        $   447,000
   Marketable equity securities                      190,000            194,000
   Accounts receivable                               294,000            231,000
   Note receivable                                    12,000             12,000
                                                 -----------        -----------

         Total current assets                      1,043,000            884,000
                                                 -----------        -----------

Property and equipment, at cost:
   Equipment                                          34,000             34,000
   Oil and gas properties                            120,000             97,000
                                                 -----------        -----------
                                                     154,000            131,000
   Less accumulated depreciation,
    depletion and amortization                       (59,000)           (43,000)
                                                 -----------        -----------

         Net property and equipment                   95,000             88,000
                                                 -----------        -----------

Other mineral properties                               5,000              5,000
                                                 -----------        -----------

                                                 $ 1,143,000        $   977,000
                                                 ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Notes Payable                                 $    29,000        $    34,000
   Accounts payable                                    4,000             32,000
                                                 -----------        -----------

         Total current liabilities                    33,000             66,000
                                                 -----------        -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.10;                       --                 --
    authorized 5,000,000 shares;
    none issued
   Common Stock, par value $.10;
    authorized 25,000,000 shares;
    issued and outstanding
    8,534,257 shares at December
    31, 1997 and June 30, 1997                       853,000            853,000
   Additional paid-in capital                      6,156,000          6,156,000
   Accumulated deficit                            (5,893,000)        (6,092,000)
   Treasury stock, at cost                            (6,000)            (6,000)
                                                 -----------        -----------

         Total stockholders' equity                1,110,000            911,000
                                                 -----------        -----------

                                                 $ 1,143,000        $   977,000
                                                 ===========        ===========



                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
Cash flows from operating activities:
         Net earnings (loss)                         $  199,000      $  477,000
         Adjustments to reconcile net
          income to net cash provided
          by operating activities:
           Depreciation, depletion
            and amortization                             16,000          10,000
           Gain on sale of building                          --         (27,000)
           Changes in operating assets and
            liabilities:
             (Increase) decrease in accounts
              receivable                                (63,000)        (52,000)
             (Increase) decrease in marketable
              equity securities                           4,000         166,000
             Increase (decrease) in
              accounts payable                          (28,000)          1,000
                                                     ----------      ----------

                  Net cash provided by (used
          in) operating activities                      128,000         575,000
                                                     ----------      ----------
Cash flows from investing activities:
         Additions of property and
          equipment, net                                (13,000)         (3,000)
      Payment of note payable                            (5,000)       (100,000)
         Proceeds from sale of building                      --          84,000
                                                     ----------      ----------

                  Net cash provided by (used
                   in) investing activities             (18,000)        (19,000)
                                                     ----------      ----------

Net increase (decrease) in cash
 and cash equivalents                                   100,000         556,000

Cash and cash equivalents at
 beginning of period                                    447,000          49,000
                                                     ----------      ----------

Cash and cash equivalents at
 end of period                                       $  547,000      $  605,000
                                                     ==========      ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         No cash was paid for interest or income taxes for the six months ended December 31, 1997 and 1996.




                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the unaudited Annual Report on Form 10-K of Cobb Resources Corporation (the "Company) for the year ended June 30, 1997, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

                  The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the unaudited financial statements and the notes thereto included in the Company's unaudited Form 10-K for the year ended June 30, 1997.

(2)      COPPER FLAT PROPERTY

                  Pursuant to an agreement with Hydro Resources Corporation, a New Mexico corporation owned substantially by Mr. George O. Lotspeich, a former President and a former director of the Company ("Hydro"), the Company sold the Copper Flat property in July 1989 to Copper Flat Mining Company, Ltd., a Colorado corporation ("CFMC"). Proceeds to the Company which were paid at closing included the first year's annual minimum royalty of $150,000 and an expense reimbursement of $25,000. The agreement with CFMC provides for continuing minimum annual royalty payments of $150,000 until production begins. Thereafter royalties are 2-1/2% Net Smelter Return ("NSR") until the earlier of payout or five years and 5% NSR thereafter. NSR refers to gross proceeds from sales of concentrates less transportation costs and penalties. After the initial royalty payment to the Company of $150,000, the Company and Hydro were to each receive 50% of all future payments, after reimbursement of expenses. In an agreement entered into between the Company and Hydro dated April 5, 1991, Hydro reconveyed a portion of its royalty and reversionary rights in the Copper Flat property to the Company. As a result, the Company will receive 51% of all future royalty payments after reimbursement of expenses, and Hydro will receive the remaining 49% of each royalty payment. In the event the Copper Flat property reverts under the agreement with CFMC, the Company and Hydro would receive a 51% and a 49% interest, respectively, in the property.

                  Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand. The payment for the current year's annual royalty was received by the Company during October 1997.

                           COBB RESOURCES CORPORATION

                  On January 26, 1994, the Company and Hydro entered into an agreement with Alta Gold Company, a Nevada Corporation, ("Alta") whereby the royalty interests held by the Company and Hydro in the Copper Flat property would be adjusted in order to make the development of the Copper Flat property viable. In consideration of the foregoing, Alta agreed to provide the Company/Hydro with 375,000 restricted shares of Alta stock within thirty days of Alta's acquisition of the Copper Flat property. At any time within two years from the date on which the stock is issued, Alta shall have the right to repurchase 125,000 shares for $4.00 per share, upon giving the Company/Hydro thirty days notice. The Company/Hydro will have the option, upon written demand to Alta within thirty days after the second anniversary date of the stock issuance, if the market price of the stock on the second anniversary is less than $4.00 per share, to demand that Alta pay to the Company/Hydro the difference between $4.00 per share and the market price per share on the second anniversary date as multiplied by a maximum of 250,000 shares. Alta shall have sixty days from the date of said demand to pay same.

                  On June 14, 1994 Alta acquired the Copper Flat property and thereafter on June 22, 1994 Alta issued to the Company its pro rata 51% of the 375,000 shares of Alta common stock. At that date, the market price of the Alta common stock as traded on NASDAQ was $1.25 per share. As a result of the transaction, the Company reported a net gain of $239,000 reflecting the price of $1.25 per share. The Company's interest in the Copper Flat property had been previously written off as discontinued mining operations.

                  At various times during July and August 1996, the Company sold all its holdings totaling 191,250 shares of common stock in Alta for combined net proceeds of $674,173. In accordance with the agreement, Alta paid the Company $55,781 in September 1996 which represented the difference between $4.00 per share and the market price per share on the second anniversary date of the agreement.

                  As a result of the agreement, Alta will be obligated to pay the Company/Hydro a 2-1/2% Net Smelter Return for as long as Alta operates the Copper Flat property which amends the 5% Net Smelter Return as above. The annual minimum royalty payment will be credited against future production royalties after Alta acquires the Copper Flat property. If the Copper Flat property is not in production at the end of said five year period, the annual minimum royalty payment will no longer be credited against future production royalty. In no event, however, will the production royalty due the Company/Hydro be less than $150,000 per year.

                  The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercised its option to purchase the Copper Flat property.

                           COBB RESOURCES CORPORATION

(3)      OIL AND GAS PROPERTIES

                  The Company participated in the successful completion of two gas wells located in the Permian Supai Formation on the crest of the St. John's Anticline in Arizona. There were plans to drill five additional wells to increase producibility for the industrial parks being developed to utilize the carbon dioxide reserves. The land lease holdings exceed 40,000 acres covering three known surface structures. The Company had a 5 percent working interest in the Arizona project.

                  During March 1997, the Company exchanged its working interest in the Arizona project for 115,385 shares of common stock of Arizona Resources Industries, Inc., a Canadian company. During April 1997, the Company entered into a stock purchase and voting agreement with Ridgeway Petroleum Corp., a Canadian company, whereby the Company received 126,923 shares of unrestricted common stock of Ridgeway Petroleum Corporation in exchange for the 115,385 shares of Arizona Resources Industries, Inc. During November and December 1997, the Company sold its common stock holdings of Ridgeway Petroleum Corporation for a net gain of $206,149.

(4)      CAPITAL STOCK

                  The Company has reserved 500,000 shares of Common Stock under an Incentive Stock Option Plan. The options granted thereunder are exercisable within ten years from the date of grant. Upon the termination of employment of any employee to whom an option has been granted and is outstanding, the option may be exercised within 90 days after which the option will expire. Option prices are at the quoted bid value at the date of the grant. On July 10, 1994 the Company granted Charles Cobb, IV, the President and Director, an option under this Plan to purchase 250,000 shares of the Company's Common Stock at $.06 per share, the quoted bid price on the date of grant. The option is exercisable on or before July 10, 2004.

                  In connection with an agreement with an individual to identify potential oil and gas interests, the Company granted a stock option on April 30, 1994 for 250,000 shares of the Company's Common Stock at an exercise price of $.10 per share. This option expired unexercised on May 1, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The Company's operations were funded primarily through internally generated funds from operations and the sale of certain marketable equity securities. Currently, the Company is placing renewed emphasis on its minerals sector and selective oil and gas prospects. In the interim, management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

                           COBB RESOURCES CORPORATION

                  Currently, the Company's primary source of operating income is the royalty interest on its Copper Flat property in southern New Mexico and proceeds from the sale of certain marketable equity securities. Since 1990 the Copper Flat property has been held for possible development by Copper Flat Mining Company, Ltd., a subsidiary of Gold Express Corporation ("Gold Express") with the payment of annual delay rentals to the Company of $150,000 per year on a gross basis. Such amounts are then divided on a 51/49% basis with Hydro Resources Corporation. Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand. The payment for the current year's annual royalty was received by the Company during October 1997.

                  On January 26, 1994, the Company and Hydro entered into an agreement with Alta Gold Company, a Nevada Corporation, ("Alta") whereby the royalty interests held by the Company and Hydro in the Copper Flat property would be adjusted in order to make the development of the Copper Flat property viable. In consideration of the foregoing, Alta agreed to provide the Company/Hydro with 375,000 restricted shares of Alta stock within thirty days of Alta's acquisition of the Copper Flat property. At any time within two years from the date on which the stock is issued, Alta shall have the right to repurchase 125,000 shares for $4.00 per share, upon giving the Company/Hydro thirty days notice. The Company/Hydro will have the option, upon written demand to Alta within thirty days after the second anniversary date of the stock issuance, if the market price of the stock on the second anniversary is less than $4.00 per share, to demand that Alta pay to the Company/Hydro the difference between $4.00 per share and the market price per share on the second anniversary date as multiplied by a maximum of 250,000 shares. Alta shall have 60 days from the date of said demand to pay same.

                  On June 14, 1994 Alta acquired the Copper Flat property and thereafter on June 22, 1994 Alta issued to the Company its pro rata 51% of the 375,000 shares of Alta common stock. At that date, the market price of the Alta common stock as traded on NASDAQ was $1.25 per share. As a result of the transaction, the Company reported a net gain of $239,000 reflecting the price of $1.25 per share. The Company's interest in the Copper Flat property had been previously written off as discontinued mining operations.

                  As a result of the agreement, Alta will be obligated to pay the Company/Hydro a 2-1/2% Net Smelter Return for as long as Alta operates the Copper Flat property which amends the 5% Net Smelter Return as above. The annual minimum royalty payment will be credited against future production royalties after Alta acquires the Copper Flat property. If the Copper Flat property is not in production at the end of said five year period, the annual minimum royalty payment will no longer be credited against future production royalty. In no event, however, will the production royalty due the Company/Hydro be less than $150,000 per year.

                  At various times during July and August 1996, the Company sold all its holdings totaling 191,250 shares of common stock in Alta for combined net proceeds of $674,173. In accordance with the agreement, Alta paid the Company $55,781 in September 1996 which represented the difference between $4.00 per share and the market price per share on the second anniversary date of the agreement.

                           COBB RESOURCES CORPORATION

                  The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercised its option to purchase the Copper Flat property.

                  In conjunction with its reorientation of its business objectives, the Company terminated all cost for full-time employees and entered into a contract for sale of its office building. The sale transaction was completed in August 1996 with the Company receiving net proceeds of $83,778. The Company anticipates that for the near term, the Company's operating expenditures will continue to be strictly limited.

                  Cash and cash equivalents increased from $447,000 to $547,000, a net increase of $100,000 for the six months ended December 31, 1997. Such increase resulted from the gain on sale of certain marketable equity securities. For the six months ended December 31, 1997 the Company provided $128,000 in cash from operating activities compared to cash provided by operating activities of $575,000 for the prior year six months. On a consolidated basis as of December 31, 1997 the Company had working capital of $1,010,000 compared to working capital of $818,000 as of June 30, 1997.

                  At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several small oil and gas prospects and its royalty interest in the Copper Flat property.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                  The Company reported no mining royalty income for the current and prior year quarter. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 thereof. Interest and other income decreased to none for the quarter ended December 31, 1997 compared to $1,000 for the previous year quarter.

                  There were oil and gas property lease expenses of $3,000 during the current quarter compared to none for the prior year quarter. Depreciation, depletion and amortization was $8,000 and $6,000 for each of the respective quarters ended December 31, 1997 and 1996. General and administrative expenses decreased to $12,000 for the quarter ended December 31, 1997 compared to $20,000 for the prior year quarter. These expenses continue at relatively low levels primarily as a result of management's efforts to impose strict limitations on operating expenditures. General and administrative expenses for the quarters ended December 31, 1997 and 1996 primarily included limited administrative, legal, consulting and other professional services and general expenses.

                  The Company realized a net gain on the sale of marketable equity securities for the current quarter of $176,000 compared to a net loss of $40,000 in the prior year quarter. Such current year gains resulted from the

                           COBB RESOURCES CORPORATION

sale of the common stock of Ridgeway Petroleum Corporation.

                  Primarily reflecting the factors discussed above, the Company reported net earnings of $157,000 for the quarter ended December 31, 1997 compared to a net loss of $57,000 for the prior year quarter.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                  The Company reported mining royalty income for the current six months and prior year comparable period of $77,000 and $77,000, respectively. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 thereof. Interest and other income decreased to $4,000 for the six months ended December 31, 1997 compared to $10,000 for the previous six month period.

                  There were oil and gas property lease expenses of $3,000 during the current six months compared to $4,000 for the prior year six month period. Depreciation, depletion and amortization was $16,000 and $10,000 for each of the respective six months periods ended December 31, 1997 and 1996. General and administrative expenses decreased to $19,000 for the six months ended December 31, 1997 compared to $42,000 for the prior year six month period. These expenses continue at relatively low levels primarily as a result of management's efforts to impose strict limitations on operating expenditures. General and administrative expenses for the six months ended December 31, 1997 and 1996 primarily included limited administrative, legal, consulting and other professional services and general expenses.

                  The Company realized net gains on the sale of marketable equity securities for the current six months of $156,000 compared to net gains of $419,000 in the prior year six month period. Such prior year gains resulted from the sale of the common stock of Alta and the market price differential paid by Alta. During the prior year six month period, the Company completed the sale of its office building in Albuquerque, New Mexico which resulted in a net gain on sale of $27,000.

                  Primarily reflecting the factors discussed above, the Company reported net earnings of $199,000 for the six months ended December 31, 1997 compared to a net earnings of $477,000 for the prior year six month period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                           27 Financial Data Schedule.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COBB RESOURCES CORPORATION



Date: February 10, 1998                By: /S/ CHARLES COBB, IV
      ----------------------------         -------------------------------------
                                           Charles Cobb, IV
                                           President
                                           Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule