Form 10-Q
period 1998-03-31
COBB RESOURCES CORP
filed 1998-05-15
CIK 49444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended     March 31, 1998
                               -------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                      Commission File Number 0-4395

                        COBB RESOURCES CORPORATION
           (Exact name of registrant as specified in its charter)


        New Mexico                                   85-0206160
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

302 East Jackson, West Columbia, Texas               77486
(Address of principal executive offices)           (Zip Code)

                                (409) 345-5666
          (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XXX    NO _____

         As of May 15, 1998, the Registrant had outstanding 8,534,257 shares of common stock, par value $.10 per share.

                           COBB RESOURCES CORPORATION

                                    CONTENTS




                                                                           PAGE

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                  - Consolidated Interim Statement of Operations             3

                  - Consolidated Interim Balance Sheet                       5

                  - Consolidated Condensed Interim Statement of
                      Cash Flows                                             6

                  - Selected Notes to Consolidated Interim
                      Financial Statements                                   7

Item 2.  Management's Discussion and Analysis of                             8
                   Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   10

Signature Page                                                              11

Exhibit 27        - Financial Data Schedule                                 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           COBB RESOURCES CORPORATION

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                        1998            1997
                                                    -----------     -----------
Revenues:
  Mining royalty income, net                        $    77,000     $    77,000

Costs and expenses:
  Property lease expenses                                 3,000           4,000
  Depreciation, depletion and
    amortization                                         25,000          16,000
  General and administrative                             68,000          58,000
                                                    -----------     -----------

    Total costs and expenses                             96,000          78,000
                                                    -----------     -----------

    Loss from operations                                (19,000)         (1,000)
                                                    -----------     -----------

Other income (expense):
  Interest and other income                               9,000          18,000
  Realized gain on marketable equity
    securities                                          122,000         436,000
  Unrealized loss on marketable equity
    securities                                          (79,000)             --
  Gain on sale of building                                   --          27,000
                                                    -----------     -----------

    Total other income (expense)                         52,000         481,000
                                                    -----------     -----------

    Net income                                      $    33,000     $   480,000
                                                    -----------     -----------

Net income per common share                         $      0.00     $      0.05
                                                    ===========     ===========

Weighted average number of common shares
  and common share equivalents outstanding            8,534,257       8,534,257
                                                    -----------     -----------

        See Selected Notes to Consolidated Interim Financial Statements.

                           COBB RESOURCES CORPORATION

                  CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1998            1997
                                                    -----------     -----------
Revenues:
  Mining royalty income, net                        $        --     $        --

Costs and expenses:
  Property lease expenses                                    --              --
  Depreciation, depletion and
    amortization                                          9,000           6,000
  General and administrative                             49,000          16,000
                                                    -----------     -----------

    Total costs and expenses                             58,000          22,000
                                                    -----------     -----------

    Loss from operations                                (58,000)        (22,000)

Other income (expenses):
  Interest and other income                               5,000           8,000
  Realized gain (loss) on marketable
    equity securities                                   (34,000)         17,000
  Unrealized loss on marketable equity
    securities                                          (79,000)             --
                                                    -----------     -----------

    Total other income (expense)                       (108,000)         25,000
                                                    -----------     -----------

    Net income (loss)                               $  (166,000)    $     3,000
                                                    ===========     ===========

Net income (loss) per common share                  $     (0.02)    $      0.00
                                                    ===========     ===========

Weighted average number of common shares
  and common share equivalents outstanding            8,534,257       8,534,257
                                                    -----------     -----------


        See Selected Notes to Consolidated Interim Financial Statements.

                           COBB RESOURCES CORPORATION

                       CONSOLIDATED INTERIM BALANCE SHEET
                                   (UNAUDITED)

                                                                             MARCH 31,      JUNE 30,
                                                                                1998           1997
                                                                            -----------    -----------
                        ASSETS
Current assets:
  Cash and cash equivalents                                                 $   375,000    $   447,000
  Marketable equity securities, trading                                         149,000        194,000
  Note receivable                                                                12,000         12,000
                                                                            -----------    -----------

    Total current assets                                                        536,000        653,000
                                                                            -----------    -----------

Property and equipment, at cost:
  Equipment                                                                      35,000         34,000
  Oil and gas properties                                                        135,000         97,000
                                                                            -----------    -----------

                                                                                170,000        131,000
    Less accumulated depreciation,
      depletion and amortization                                                (68,000)       (43,000)
                                                                            -----------    -----------

         Net property and equipment                                             102,000         88,000
                                                                            -----------    -----------

Other mineral properties                                                          5,000          5,000
                                                                            -----------    -----------

                                                                            $   644,000    $   746,000
                                                                            -----------    -----------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                             $    27,000    $    34,000
  Accounts payable                                                                4,000         32,000
                                                                            -----------    -----------

    Total current liabilities                                                    31,000         66,000
                                                                            -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.10;  authorized
    5,000,000 shares; none issued                                                    --             --
  Common Stock, par value $.10; authorized 25,000,000 shares; issued and outstanding 8,534,257 shares at March 31, 1998 and
    June 30, 1997                                                               853,000        853,000
  Additional paid-in capital                                                  6,156,000      6,156,000
  Account receivable from stockholder                                          (331,000)      (231,000)
  Accumulated deficit                                                        (6,059,000)    (6,092,000)
  Treasury stock, at cost                                                        (6,000)        (6,000)
                                                                            -----------    -----------

    Total stockholders' equity                                                  613,000        680,000
                                                                            -----------    -----------

                                                                            $   644,000    $   746,000
                                                                            ===========    ===========

         See Selected Notes to Consolidated Interim Financial Statements

                           COBB RESOURCES CORPORATION

             CONSOLIDATED CONDENSED INTERIM STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                         1998         1997
                                                                       ---------    ---------
Cash flows from operating activities:
  Net income                                                           $  33,000    $ 480,000
  Adjustments to reconcile net income to
   net cash provided by operating activities                              42,000      (61,000)
                                                                       ---------    ---------

        Net cash provided by operating
          activities                                                      75,000      541,000
                                                                       ---------    ---------

Cash flows from investing activities:
  Purchase of property and equipment, net                                (39,000)      48,000
  Proceeds from sale of building                                              --       84,000
  Increase in account receivable,
    stockholder                                                         (101,000)     (68,000)
                                                                       ---------    ---------

        Net cash provided by (used in)
          investing activities                                          (140,000)      64,000
                                                                       ---------    ---------

Cash flows from financing activities:
  Principal payments on notes payable                                     (7,000)    (100,000)
                                                                       ---------    ---------

        Net cash used in financing
          activities                                                      (7,000)    (100,000)
                                                                       ---------    ---------

Net increase (decrease) in cash and
  cash equivalents                                                       (72,000)     505,000

Cash and cash equivalents at beginning
  of period                                                              447,000       49,000
                                                                       ---------    ---------

Cash and cash equivalents at end of
  period                                                               $ 375,000    $ 554,000
                                                                       ---------    ---------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest                                                 $      --    $      --
                                                                       =========    =========

Cash paid for income taxes                                             $      --    $      --
                                                                       =========    =========


        See Selected Notes to Consolidated Interim Financial Statements.

                           COBB RESOURCES CORPORATION

           SELECTED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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


(2)      RECLASSIFICATIONS

                  Accounts receivable from the Company's most significant stockholder have been reclassified from current assets to stockholders' equity at March 31, 1998 and June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  The following discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the unaudited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-KSB for the year ended June 30, 1997. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

                  OVERVIEW

                  Cobb Resources Corporations's operations are funded primarily through internally generated funds from operations and the sale of certain marketable equity securities. The Company is currently placing renewed emphasis on its minerals sector and selective oil and gas prospects. Management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

                  LIQUIDITY AND CAPITAL RESOURCES

                  In conjunction with its current business objectives, the Company has terminated all cost for full-time employees and entered into a contract for sale of its office building. The sale transaction was completed in August 1996 with the Company receiving net proceeds of $83,778. The Company anticipates that for the near term, the Company's operating expenditures will continue to be strictly limited.

                  Cash and cash equivalents decreased from $447,000 to $375,000, a net decrease of $72,000 for the nine months ended March 31, 1998. Such decrease resulted from the gain on sale of certain marketable equity securities. For the nine months ended March 31, 1998 the Company used $64,000 of cash for operating activities compared to cash provided by operating activities of $473,000 for the prior year nine months. On a consolidated basis as of March 31, 1998 the Company had working capital of $505,000 compared to working capital of $587,000 as of June 30, 1997.

                  At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several small oil and gas prospects and its royalty interest in the Copper Flat property.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                  The Company reported no mining royalty income for the current and prior year quarter. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to

Consolidated Financial Statements and Note 2 in the Company's Annual Report on Form 10K. Interest and other income decreased to $5,000 for the quarter ended March 31, 1998 compared to $8,000 for the previous year quarter.

                  Depreciation, depletion and amortization was $8,000 and $6,000 for each of the respective quarters ended March 31, 1998 and 1997. General and administrative expenses increased to $19,000 for the quarter ended March 31, 1998 compared to $16,000 for the prior year quarter. These expenses continue at relatively low levels primarily as a result of management's efforts to impose strict limitations on operating expenditures. General and administrative expenses for the quarters ended March 31, 1998 and 1997 primarily included limited administrative, legal, consulting and other professional services and general expenses.

                  The Company realized a net loss on the sale of marketable equity securities for the current quarter of $34,000 compared to a net gain of $17,000 in the prior year quarter. Such current year losses resulted from the sale of various common stocks.

                  The Company had net unrealized loss on marketable equity securities for the current quarter of $79,000 compared to none in the prior year quarter.

                  Primarily reflecting the factors discussed above, the Company reported net losses of $166,000 for the quarter ended March 31, 1998 compared to a net income of $3,000 for the prior year quarter.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                  The Company reported mining royalty income for the current nine months and prior year comparable period of $77,000 and $77,000, respectively. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 in the Company's Annual Report on Form 10K. Interest and other income decreased to $9,000 for the nine months ended March 31, 1998 compared to $18,000 for the previous nine month period.

                  There were oil and gas property lease expenses of $3,000 during the current nine months compared to $4,000 for the prior year nine month period. Depreciation, depletion and amortization was $25,000 and $16,000 for each of the respective nine months periods ended March 31, 1998 and 1997. General and administrative expenses increased to $68,000 for the nine months ended March 31, 1998 compared to $42,000 for the prior year nine month period. These expenses continue at relatively low levels primarily as a result of management's efforts to impose strict limitations on operating expenditures. General and administrative expenses for the nine months ended March 31, 1998 and 1997 primarily included limited administrative, legal, consulting and other professional services and general expenses.

                  The Company realized net gains on the sale of marketable equity securities for the current nine months of $122,000 compared to net gains of $436,000 in the prior year nine month period. Such prior year gains resulted from the sale of common stock of Alta Gold Company and the market price differential paid by Alta Gold Company. During the prior year nine month period, the Company completed the sale of its office building in Albuquerque, New Mexico which resulted in a net gain on sale of $27,000.

                  The Company had net unrealized loss on marketable equity securities for the nine months ended March 31, 1998 of $79,000 with no similar losses in the prior nine month period.

                  Primarily reflecting the factors discussed above, the Company reported net income of $33,000 for the nine months ended March 31, 1998 compared to a net income of $480,000 for the prior year nine month period.

                  INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  The Company is including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                           None.

         (b)      Reports on Form 8-K

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COBB RESOURCES CORPORATION



Date: May 15, 1998                  By: /S/ CHARLES COBB, IV
      ------------                      --------------------
                                        Charles Cobb, IV
                                        President
                                        Principal Financial Officer

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule