Form 10-K/A
period 1997-06-30
COBB RESOURCES CORP
filed 1998-07-16
CIK 49444

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 AMENDMENT No. 1
                                       to
                                    FORM 10-K



[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the fiscal year ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                          Commission File Number 0-4395
                                                 ------

                           COBB RESOURCES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Mexico                                          85-0206160
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

302 East Jackson, West Columbia, Texas                            77486
------------------------------------------                -------------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (409) 345-5666
                                                     ------------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                              ---------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

As of September 15, 1997, there were outstanding 8,534,257 shares of the Registrant's $.10 par value Common Stock, and the aggregate market value held by non-affiliates was approximately $175,000.

                                Table of Contents

PART I

Item 1.          Business.........................................................   1

Item 2.          Properties.......................................................   6

Item 3           Legal Proceedings................................................   6

Item 4.          Submission of Matters to a Vote
                 of Security Holders..............................................   7

PART II

Item 5.          Market for Registrant's Common Equity
                 and Related Stockholder Matters..................................   7

Item 6.          Selected Financial Data..........................................   7

Item 7.          Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.................   8

Item 7A.         Quantitative and Qualitative Disclosures
                 About Market Risk...............................................   11

Item 8.          Financial Statements............................................   11

Item 9.          Changes in and Disagreements with
                 Accountant on Accounting and Financial Disclosure...............   11

PART III

Item 10.         Directors, Executive Officers, Promoters
                 and Control Persons; Compliance with Section 16(a)
                 of the Exchange Act.............................................   12

Item 11.         Executive Compensation..........................................   13

Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management..................................................   14

Item 13.         Certain Relationships and Related Transactions..................   14

PART IV

Item 14.         Exhibits, Financial Statements
                 and Reports on Form 8-K.........................................   15

SIGNATURES ......................................................................   16

                                     PART I
Item 1. Business.

GENERAL DEVELOPMENT AND DESCRIPTION OF BUSINESS

     Cobb Resources Corporation (the "Company") is a New Mexico corporation which was engaged primarily in the mining and oil and gas sectors through leases under venture developments with other parties or held by the Company for evaluation, development or possible resale. Since its incorporation in 1969 the Company's business evolved from its early emphasis on the acquisition and development of uranium properties to the purchase through the 1980s of the Chace Oil Company, then a wholly owned subsidiary of the Company, with interests in the oil and gas sector. Following approval by its stockholders of the sale by Chace of Chace's oil and gas properties and related assets in 1992, the Company turned its focus to its remaining properties and plans for their sale or future development. Through small leasehold acquisitions, the Company continues to maintain a limited speculative stake in minerals and oil and gas exploration and development.

MINING SECTOR

     In its initial stages in the 1960s and 1970s the Company was engaged primarily in the acquisition, exploration and development of mineral leases including precious metals, primarily gold and solver, as well as uranium leases and base metals such as zinc. The Company commenced production and shipment of uranium ore in 1978. After several years of successful production, uranium operations were discontinued following the severe worldwide price downturn in the uranium market. Thereafter, the Company's interests in uranium properties were written off as discontinued operations.

     LONDON MINE. During 1978 the Company acquired certain leases pertaining to the London mine, historically a major gold producer located in central Colorado (the "London Mine"). Subsequently the Company entered into a joint venture agreement ("London Mine Venture") with Boulder Gold, Inc., a Colorado corporation ("Boulder") pursuant to which Boulder operated the London Mine. The London Mine interest consisted of mining leases covering approximately 300 patented and unpatented claims. During May 1988, the London Mine, which had been worked by various independent miners and other persons from time to time since the late 1800s, was reopened by the operator and was produced for approximately fourteen months until again being closed during the summer of 1989. The primary reasons for the closing of the London Mine were the declining prices of gold, less than projected recovery ratios and the inability to reach significant economies of scale in operations.

     In September 1990 the London Mine Venture executed a mining venture agreement with Alma American Mining Corporation, a Colorado corporation ("Alma") to form the Alma London Joint Venture (the "Alma Venture") for further exploration, development and operation of the London Mine by Alma. Under the Alma Venture, Alma operated the Alma Venture and participated with a 50% interest, while the Company and Boulder each retained a 25% interest. Based upon the results of such renewed exploration and drilling operations and the continued weakness of gold prices, during September 1991 Alma terminated its management of and participation in the Alma Venture and control of the London Mine reverted back to the London Mine Venture.

     During June 1992, notice of intent to cancel the London Mine lease was given to the owner of the underlying fee interests in the London Mine. Following such lease termination, the permitted rights and obligations to which operations of the London Mine were subject, reverted to the fee owner. As a result, the London Mine Venture completed the liquidation of all of its assets and liabilities and the joint venture agreement was terminated.

     The Company was previously also involved in the development and evaluation of other precious metal base metal and uranium properties located in Colorado and New Mexico. In June 1994 the Company transferred certain mining properties including those commonly known as the London Mine, Ambrosia Lake Mine, Vindicator Mine, and the Johnny Bull Mine, including without limitation any and all residual rights to mining claims and mineral interests to Southwest Resources, Inc., a wholly-owned subsidiary of the Company. These mining properties had been fully written off in previous years as discontinued mining operations. The Company retained royalty interests in the Copper Flat property and a minimal interest in a limestone mineral prospect. The common stock of Southwest Resources, Inc., was later sold to Mr. George O. Lotspeich, the former President and a former director of the Company.

     COPPER FLAT PROPERTY. Pursuant to an agreement with Hydro Resources Corporation, a New Mexico corporation owned substantially by Mr. George O. Lotspeich, the former President and a former director of the Company ("Hydro"), the Company sold the Copper Flat property in July 1989 to Copper Flat Mining Company, Ltd., a Colorado corporation ("CFMC"). Proceeds to the Company which were paid at closing included the first year's annual minimum royalty of $150,000 and an expense reimbursement of $25,000. The agreement with CFMC provides for continuing minimum annual royalty payments of $150,000 until production begins. Thereafter royalties are 2-1/2% Net Smelter Return ("NSR") until the earlier of payout or five years and 5% NSR thereafter. NSR refers to gross proceeds from sales of concentrates less transportation costs and penalties. After the initial royalty payment to the Company of $150,000, the Company and Hydro were to each receive 50% of all future payments, after reimbursement of expenses. In an agreement entered into between the Company and Hydro dated April 5, 1991, Hydro reconveyed a portion of its royalty and reversionary rights in the Copper Flat property to the Company. As a result, the Company will receive 51% of all future royalty payments after reimbursement of expenses, and Hydro will receive the remaining 49% of each royalty payment. In the event the Copper Flat property reverts under the agreement with CFMC, the Company and Hydro would receive a 51% and a 49% interest, respectively, in the property. Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand. The payment for the next annual royalty is expected to be received by the Company during September 1997.

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

     On June 14, 1994 Alta acquired the Copper Flat property and thereafter on June 22, 1994 Alta issued to the Company its pro rata 51% of the 375,000 shares of Alta common stock. At that date, the market price of the Alta common stock as traded on NASDAQ was $1.25 per share. As a result of the transaction, the Company reported a net gain of $679,394. The Company's interest in the Copper Flat property had been previously written off as discontinued mining operations.

     At various times in July and August 1996, the Company sold all its holdings totaling 191,250 shares of common stock in Alta for combined net proceeds of $674,173. In accordance with the agreement, Alta paid the Company $55,781 in September 1996 which represented the difference between $4.00 per share and the market price per share on the second anniversary date of the agreement.

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

     The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercises its option to purchase the Copper Flat property.

OIL AND GAS SECTOR

     The Company entered the business of oil and gas exploration and development through acquisition of Chace Oil Company, Inc. ("Chace") in 1980. The Company's oil and gas operations were conducted principally through wholly-owned subsidiaries and a series of limited partnerships and joint ventures sponsored by Chace as to which Chace served as operator and general partner. Chace's principal area of interest was in the San Juan Basin in northwestern New Mexico. Chace's oil and gas leases were acquired through farmout agreements with various companies and individuals and were held by production.

     As part of its exploration and production activities, the Company has owned, acquired and sold oil and gas leases and other mineral interests and conducted exploration and development activities for its own account and for joint venture or partnership accounts. In order to spread the risks inherent in exploration and development activities, the Company generally attempted to include participation from third parties.

     During 1991 the Company entered into an Asset Purchase Agreement with Golden Oil Company, a Delaware corporation, ("Golden"), which provided for the sale to Golden of substantially all of the Company's and Chace's oil and gas properties and related oil and gas assets for consideration of 5,132,563 shares of Golden Common Stock, subject to certain adjustments. Such transaction was approved and ratified by the Company stockholders at their meeting in March 1992. Following consummation of the transaction, the Company distributed ninety percent of the Golden shares to Company stockholders.

     The Company participated in the successful completion of two gas wells located in the Permian Supai Formation on the crest of the St. John's Anticline in Arizona. There were plans to drill five additional wells to increase producibility for the industrial parks being developed to utilize carbon dioxide reserves. The land lease holdings exceed 40,000 acres covering three known surface structures. The Company had a 5 percent working interest in the Arizona project.

     During March 1997, the Company exchanged its working interest in the Arizona project for 115,385 shares of common stock of Arizona Resources Industries, Inc., a Canadian company. During April 1997, the Company entered into a stock purchase and voting agreement with Ridgeway Petroleum Corp., a Canadian company, whereby the Company will receive 115,385 shares of unrestricted common stock of Ridgeway Petroleum Corp. in exchange for the 115,385 shares of Arizona Resources Industries, Inc. As a result of these transactions, the Company now has only limited oil and gas related assets.

OTHER INFORMATION CONCERNING THE BUSINESS

     GOVERNMENT REGULATION. Mining operations are subject to extensive federal, state and local regulations. Permits must be obtained from various federal, state and local agencies prior to the establishment of any mining and milling operations. The Company has not experienced difficulty obtaining such required permits for its past operations and believes that it is in substantial compliance with regulations pertaining to its operations. The Company believes its costs to comply with such laws have been generally consistent with the levels experienced throughout the industry. However, the Company can give no assurance that permits for any future mining or milling operations will continue to be obtainable or that the associated costs to comply with laws concerning government regulations will be affordable for any future mining operations. The Company cannot predict future legislation or regulations that may be passed or adopted which could require additional expenses, capital expenditures, restrictions or delays in operations which could have a materially adverse effect on the value of the Company's mining lease holdings or its mining or minerals operations.

     The Company's domestic production and sale of oil and gas are subject to regulation by the Department of Energy. Rates of production have for many years been subject to federal and state conservation laws and the petroleum industry has been subject to federal tax laws dealing specifically with the industry. The Company is subject to various federal, state and local regulations regarding, among other things, environmental and ecological matters. While environmental laws affecting oil and gas operations may potentially require significant capital outlays, such laws and related regulations did not materially hinder or adversely affect the Company's production and sale of oil and gas.

     COMPETITION. The Company's mining operations have competed with other entities which have financial and other resources greater than those of the Company. The acquisition, exploration, development, production and sale of precious and base metals, are subject to many factors which are outside the Company's control.

     The exploration for and development of minerals is highly speculative and involve greater risks than many other businesses. The Company's mining operations, in addition to being subject to environmental issues, are subject to operating hazards and risks which are normal in the development of mineral properties, such as encountering unusual or unexpected formations. Unforeseen or uninsured losses or liabilities might occur which could adversely affect the Company's ability to operate.

     The Company competes with numerous other parties in the exploration and acquisition of oil and gas reserves, in the marketing of oil and gas and in the raising of funds to explore for oil and gas. The Company's competitors include major oil companies, independent oil companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Company. Despite product price fluctuations, competition remains intense for the acquisition of oil and gas prospects and properties.

     Competitive conditions in marketing of products are influenced by factors including the production volume of other domestic crude oil and crude oil imports; the proximity of pipelines to producing properties; the regulation by states of allowable rates of production; and the regulation by federal authorities of the marketing of crude oil and natural gas. All of the foregoing are variable factors which are influenced by economic and political forces beyond the Company's control and which can not be predicted with assurance.

     EMPLOYEES. At June 30, 1997, the Company had one full time employee. In addition, the Company periodically employs part time personnel and retains outside professionals which provide accounting, legal, administrative and other services.

     ADDITIONAL INFORMATION. The Company's business does not presently require expenditure of substantial funds for research and development. Sales of oil and gas tend to be influenced by factors including local demand, the availability of transportation and seasonal weather conditions with increased sales during the colder winter months. The Company does not believe that any other materials aspects of its business are significantly seasonal in nature.

     Other than mineral leases with various state, federal and private entities, the Company has no material mining patents, trademarks, licenses, franchises or concessions.

ITEM 2.  PROPERTIES.

OFFICE FACILITIES

     The Company's principal executive office is located at 302 East Jackson, West Columbia, Texas 77486.

MINING PROPERTIES

     The Copper Flat property is located in the Hillsboro Mining District, Sierra County, New Mexico approximately five miles northeast of Hillsboro, New Mexico. The property is accessible by private unpaved roads and consists of unpatented lode and placer mining claims, unpatented mill site claims and patented mining claims. Geological reports support primarily copper deposits although gold, silver and molybdenum are indicated in lesser amounts.


ITEM 3.  LEGAL PROCEEDINGS.

     Other than routine litigation incidental to the Company's business, the following summarizes the legal proceedings of which management is aware and in which the Company or its wholly-owned subsidiaries and any of their directors or officers are party:


     On October 30, 1990, a mining joint venture (the "Venture") in which the Company was previously involved, received notice from the United States Environmental Protection Agency ("EPA") that the Venture was believed by the EPA to be a "potentially responsible party" for the release of certain allegedly hazardous substances at a site located in central Colorado. The Venture operated the facility for only a brief period, but may be required to bear its share of any costs incurred in connection with this matter. Any such amounts for which the Company may ultimately be held liable may not be adequately covered by insurance.

     The Company believes that other parties have taken appropriate response action required at this central Colorado site and have obtained EPA approval of their cleanup actions. In the opinion of the Company's management and based on independent advice from professional experts engaged to assess the site, it appears unlikely that the Company will be responsible to bear material liability in this matter.

     The Company was notified by the operator of the London Mine Venture ("LMV") that the venture had received on December 8, 1991, a notice of violation from the Colorado Department of Health ("Department") in connection with alleged noncompliance with certain amended standards of water discharge permits at the London Mine from July 1991 through October 1991. The London Mine was operated during this period by the operators of each of the Alma London Joint Venture and the LMV. The notice of violation included a cease and desist order with respect to further violations and notes the possibility of imposition of significant fines. To date, while the Department has not assessed any fines, the Company is not able to assess fully the extent to which, if any remedial action is determined to be necessary, the Company may be held responsible for any such required remediation, and there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to vote by security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's trading symbol is COBB. The ranges of reported high and low bid quotations for the Company's Common Stock for each quarterly period within the two years ended June 30, 1997 are set forth below. Quotations are as reported by the National Quotation Bureau or members of the National Association of Securities Dealers who maintain a market in the Company's Common Stock on the OTC Bulletin Board. Such quotations represent prices between dealers without retail markup, markdown or commissions and do not necessarily represent actual transactions.

                                                 HIGH      LOW
                     QUARTER ENDED                BID      BID
                     -------------               -----    -----
                     June 30, 1997               $0.15    $0.06
                     March 31, 1997               0.15     0.06
                     December 31, 1996            0.15     0.06
                     September 30, 1996           0.15     0.06

                     June 30, 1996               $0.15    $0.06
                     March 31, 1996               0.15     0.06
                     December 31, 1995            0.15     0.06
                     September 30, 1995           0.15     0.06

     As of September 15, 1997 there were approximately 1,200 shareholders of record of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                             YEARS ENDED JUNE 30,
                                 ----------------------------------------------------------------------------
                                    1997             1996            1995             1994            1993
                                 ----------       ----------      ----------       ----------      ----------
Revenues                         $  426,329       $   95,447      $  125,993       $  946,944      $   90,000

Net earnings (loss)                 126,835          (45,492)         (1,244)         855,944         (45,000)
Net earnings (loss) per
  common share                          .01             (.01)           (.00)            1.00            (.01)

Total assets                      1,125,338        1,050,221       1,033,946          676,000         264,000

Long-term debt                       34,053          108,942          13,862             --              --

Stockholders' equity              1,059,688          938,433       1,016,916        1,024,160         168,216

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Report. See Financial Statements. Certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward looking statements. Words such as "expect", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.



OVERVIEW

     Cobb Resources Corporation's (the "Company") operations are funded primarily through internally generated funds from operations and the sale of certain marketable equity securities. The Company is currently placing renewed emphasis on its minerals sector and selective oil and gas prospects. Management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of operating income has been the royalty interest on its Copper Flat property in southern New Mexico and proceeds from the sale of certain marketable equity securities and office building. Since 1990 the Copper Flat property has been held for possible development by Copper Flat Mining Company, Ltd., a subsidiary of Gold Express Corporation ("Gold Express") with the payment of annual delay rentals to the Company of $150,000 per year on a gross basis. Such amounts are then divided on a 51/49% basis with Hydro Resources Corporation. Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand. The payment for the next annual royalty is expected to be received by the Company during September 1997.

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

     On June 14, 1994 Alta acquired the Copper Flat property and thereafter on June 22, 1994 Alta issued to the Company its pro rata 51% of the 375,000 shares of Alta common stock. At that date, the market price of the Alta common stock as traded on NASDAQ was $1.25 per share. As a result of the transaction, the Company reported a net gain of $679,394. The Company's interest in the Copper Flat property had been previously written off as discontinued mining operations.

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

     At various times in July and August 1996, the Company sold all its holdings totaling 191,250 shares of common stock in Alta for combined net proceeds of $674,173. In accordance with the agreement, Alta paid the Company $55,781 in September 1996 which represented the difference between $4.00 per share and the market price per share on the second anniversary date of the agreement.

     The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercises its option to purchase the Copper Flat property.

     In conjunction with its reorientation of its business objectives, the Company terminated all cost for full-time employees and entered into a contract for the sale of its New Mexico office building. The sale transaction was completed in August 1996 with the Company receiving net proceeds of $92,294. The Company anticipates that for the near term, the Company's operating expenditures will continue to be strictly limited and that cash proceeds from sale of common stock in Alta and from sale of its New Mexico office building will provide adequate working capital to sustain the Company's operations.

     Cash and cash equivalents increased from $48,976 to $419,280, a net increase of $370,304 for the year ended June 30, 1997. For the fiscal year ended June 30, 1997 the Company provided $446,550 of cash from operating activities compared to net cash used by operating activities of $47,247 for the prior year. On a consolidated basis as of June 30, 1997 the Company had working capital of $966,428 and a current ratio of 24.2 to 1.0 compared to working capital of $754,564 and a current ratio of 8.0 to 1.0 as of June 30, 1996.

     At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several oil and gas prospects and its royalty interest in the Copper Flat property.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     The Company reported mining royalty income for the current and prior year of $76,500 and $76,500, respectively. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 6 thereof. Interest and other income totaled $23,960 for the year ended June 30, 1997 compared to $856 for the previous year. The increase is due to increased funds available for investment.

     There were oil and gas property lease expenses of $4,226 during the current year compared to $6,190 for the prior year. Depreciation, depletion and amortization was $9,538 and $24,040 for each respective years ended June 30, 1997 and 1996. General and administrative expenses increased marginally to $145,817 for the year ended June 30, 1997 compared to $110,349 for the prior year. These expenses continue at relatively low levels primarily as a result of management's efforts to impose strict limitations on operating expenditures. General and administrative expenses for the year ended June 30, 1997 and 1996 primarily included limited administrative, legal, consulting and other professional services and general expenses. During the current year, the Company participated in the drilling of an exploratory well which was determined to be not commercially productive. As a result, the Company recorded dry hole expense of $23,712 for the year ended June 30, 1997.

     The Company realized net losses on the sale of marketable equity securities for the current year of $148,006 compared to a gain of $6,297 in the prior year. Such losses resulted from the sale of common stocks and other various investments. The Company also completed the sale of its office building in Albuquerque, New Mexico which resulted in a net gain on sale of $27,000 during the current year ended June 30, 1997.

     The Company had net unrealized gain on marketable equity securities for the current year of $330,674 compared to a unrealized gain of $11,794 in the prior year. Such gain resulted from the sale of oil and gas interests for common stock.

     Primarily reflecting the factors discussed above, the Company reported net earnings of $126,835 for the year ended June 30, 1997 compared to a net loss of $45,492 for the prior year ended June 30, 1996.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that for applications in which computer systems are utilized, such computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue will not be significant.

     The Company is currently assessing its relationships with suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on preliminary assessments, management believes that significant exposure does not exist with respect to third parties.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Such risks and uncertainties include, among others, the following: (i) the level of business opportunities available to the Company and the Company's ability to negotiate such business opportunities on a favorable basis; (ii)regulatory requirements affecting the Company; (iii) the failure to properly manage growth; and, (iv) the ability of the Company to finance growth. The factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In connection with certain business transactions in the past, the Company received shares of stock of publicly traded companies. The Company has sold certain amounts of such shares. Further, the Company invests in shares of stock of publicly traded companies from time to time for trading purposes.


ITEM 8.   FINANCIAL STATEMENTS


     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    (a) The Company has recently engaged Ham, Langston & Brezina, L.L.P. ("Ham, Langston & Brezina") as its independent accountants effective immediately. The decision to engage Ham, Langston & Brezina as the Company's independent accountants was recommended and approved by the chairman of the Company's Board of Directors.

    (b) Coopers & Lybrand, L.L.P. last reported on the Company's financial statements since the fiscal year ended June 30, 1992 and such report did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles. However, the Company has not engaged an independent accountant since that date.

    (c) During the Company's two fiscal years ended June 30, 1997 and the subsequent interim period preceding the decision to engage independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Section 229.304(a)(1)(v) of Regulation S-K. As used herein, the term "reportable event" means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Section 304 of Regulation S-K.

    (d) Effective June 11, 1998, the Company engaged Ham, Langston & Brezina as its independent accountant. During the two fiscal years ended June 30, 1997 and the subsequent interim period preceding the decision to engage independent accountants, neither the Company nor anyone on its behalf consulted Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Ham, Langston & Brezina provided to the Company a written report or oral advice regarding such principles or audit opinion.


                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company

            NAME                   AGE                    POSITION
            ----                   ---                    --------
       Charles Cobb IV             68               Chairman, President and CEO
       H. Wesley Griggs            50               Director
       Christy Foster              29               Director

     Directors are to be elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. However, elections have not been held for four years. Officers serve at the discretion of the Board of Directors. There is no family relationship between or among any of the directors and executive officers of the Company.

     Mr. Cobb is the father of Ms. Foster. Mr. Cobb is the uncle of Mr. Griggs. Ms. Foster and Mr. Griggs are cousins.

BIOGRAPHIES

     Charles Cobb IV serves as Chairman, President and CEO of the Company. He has been a Director and the President of the Company since 1992.

     H. Wesley Griggs has been a Director of the Company since 1992. He has been an attorney since 1974. Mr. Griggs has a B.A. Degree from Rice University and a J.D. Degree from the University of Texas.

     Christy Foster has been a Director of the Company since 1992. From 1992 until 1993, Ms. Foster was a travel agent with CUC International. During 1994, Ms. Foster attended Sam Houston State University. During 1995, Ms. Foster was with Court's Saddlery in a sales position. During 1996, Ms. Foster attended Stephen F. Austin State University. Beginning in 1997 through the present, Ms. Foster has been employed at East Texas Tack and Veterinarian Supply.

CERTAIN SECURITIES FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have not been filed timely by Messrs. Cobb and Griggs and Ms. Foster.


ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                              COMPENSATION AWARDS
                                                            -------------------------
                                                                           SECURITIES     PAYOUTS
NAME AND                         ANNUAL COMPENSATION        RESTRICTED     UNDERLYING     -------
PRINCIPAL                      ------------------------       STOCK         OPTIONS/      LTIPS      ALL OTHER
POSITION              YEAR     SALARY    BONUS    OTHER       AWARDS          SARS        PAYOUTS   COMPENSATION
--------              ----     ------    -----    -----     ----------     ----------     -------   ------------
Charles Cobb IV       1997     $63,420   $-0-     $-0-         $-0-          $-0-          $-0-         $-0-
  Chief Executive     1996      34,009    -0-      -0-          -0-           -0-           -0-          -0-
  Officer             1995         -0-    -0-      -0-          -0-           -0-           -0-          -0-


DIRECTOR COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     the following table sets forth certain information as of June 22, 1998 with respect to the beneficial ownership of shares of Common Stock by (I) each person who is know to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                       NUMBER OF               PERCENT              CLASS OF
          NAME                         SHARES OWNED            OF CLASS             SECURITIES
          ----                         -------------           --------             ----------
Charles Cobb IV                        4,250,000 (1)           49.8%                Common Stock
302 East Jackson
West Columbia, Texas 77486

H. Wesley Griggs                              -0-              -0-                  Common Stock
302 East Jackson
West Columbia, Texas 77486

Christy Foster                                -0-              -0-                  Common Stock
302 East Jackson
West Columbia, Texas 77486

(1) Includes an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.06 per share which expires on July 10, 2004.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.


  (a)(1)    Financial statements:

        Audited Financial Statements:

        Consolidated Balance Sheets as of June 30, 1997 and 1996.

        Consolidated Statements of Operations for the years ended June 30, 1997 and 1996.

        Consolidated Statements of Stockholders' Equity for the years ended June 30, 1997 and 1996.

        Consolidated Statements of Cash Flows for the years ended June 30, 1997 and 1996.

  (a)(2)    Financial statement schedules: NONE.

  (a)(3)    Compensation Plans:  NONE.

  (b)    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the Company's last fiscal quarter of 1997.

  (c)    EXHIBITS

         3.1   *      Articles of Incorporation as amended

         3.2   *      Bylaws

         10.1  *      Alta Gold Company Agreement

         10.2  *      Royalty Deed related to Exhibit 10.1

         16.1  *      Letter from Coopers & Lybrand, L.L.P.

         27.1  *      Financial Data Schedule

               *      Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              COBB RESOURCES CORPORATION



Date:  July 15, 1998                          By:  /s/ Charles Cobb IV
                                                  ------------------------------
                                              Charles Cobb, IV
                                              Director, President and Chief
                                              Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  July 15, 1998                          By:  /s/ Charles Cobb IV
                                                  ------------------------------
                                              Charles Cobb, IV
                                              Director, President and Chief
                                              Accounting Officer



Date:  July 15, 1998                          By:  /s/ H. Wesley Griggs
                                                  ------------------------------
                                              H. Wesley Griggs
                                              Director


Date:  July 15, 1998                          By:  /s/ Christy Foster
                                                  ------------------------------
                                              Christy Foster
                                              Director

                           COBB RESOURCES CORPORATION

                                   ----------

                                                                       PAGE(S)
                                                                       -------
Report of Independent Auditors                                           F-2

Audited Financial Statements

  Consolidated Balance Sheets as of June 30,
    1997 and 1996                                                        F-3

  Consolidated Statements of Operations for the
    years ended June 30, 1997 and 1996                                   F-4

  Consolidated Statements of Stockholders' Equity
    for the years ended June 30, 1997 and 1996                           F-5

  Consolidated Statements of Cash Flows for the
    years ended June 30, 1997 and 1996                                   F-6

Notes to Consolidated Financial Statements                               F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Cobb Resources Corporation


We have audited the accompanying consolidated balance sheets of Cobb Resources Corporation as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobb Resources Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                         /s/ Ham, Langston & Brezina, LLP


Houston, Texas
June 17, 1998

                           COBB RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   ----------

     ASSETS                                                                                  JUNE 30,
     ------                                                                      ------------------------------
                                                                                    1997                1996
                                                                                 (RESTATED)          (RESTATED)
                                                                                 ----------          ----------
Current assets:
  Cash and cash equivalents                                                      $  419,280          $   48,976
  Certificate of deposit                                                             10,000                --
  Marketable equity securities                                                      518,879             697,903
  Accounts receivable - mining royalty                                               60,000             115,781
                                                                                 ----------          ----------

    Total current assets                                                          1,008,159             862,660

Property and equipment, net                                                          34,124              69,739
Oil and gas properties                                                               10,555             105,322
Notes receivable                                                                     72,500              12,500
                                                                                 ----------          ----------

      Total assets                                                               $1,125,338          $1,050,221
                                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of
    long-term debt                                                               $   10,134          $  105,250
  Accounts payable and accrued liabilities                                           31,597               2,846
                                                                                 ----------          ----------
    Total current liabilities                                                        41,731             108,096

Long-term debt, net of current portion                                               23,919               3,692
                                                                                 ----------          ----------
      Total liabilities                                                              65,650             111,788
                                                                                 ----------          ----------
Contingencies (Note 8)

Stockholders' equity:
  Common stock, $0.10 par value; 25,000,000 shares authorized; 8,534,257 shares issued and outstanding at June 30, 1997
    and 1996                                                                        853,426             853,426
  Additional paid-in capital                                                      6,156,172           6,156,172
  Accumulated deficit                                                            (5,845,339)         (5,972,174)
  Treasury stock, 60,000 shares at cost                                              (6,000)             (6,000)
  Receivable from a stockholder                                                     (98,571)            (92,991)
                                                                                 ----------          ----------
    Total stockholders' equity                                                    1,059,688             938,433
                                                                                 ----------          ----------
      Total liabilities and stockholders'
        equity                                                                   $1,125,338          $1,050,221
                                                                                 ==========          ==========


                 See notes to consolidated financial statements.

                           COBB RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   ----------

                                                                                      YEAR ENDED JUNE 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                (RESTATED)           (RESTATED)
                                                                                ----------           ----------
Revenues:
  Mining royalty income, net                                                    $   76,500           $   76,500
  Gain on sale of property                                                          27,000                 --
  Other income                                                                      23,960                  856
  Realized gain on marketable equity
    securities                                                                        --                  6,297
  Unrealized gain on marketable equity
    securities                                                                     330,674               11,794
                                                                                ----------           ----------
    Total revenues                                                                 458,134               95,447
                                                                                ----------           ----------
Costs and expenses:
  Property lease expenses                                                            4,226                6,190
  Dry hole expense                                                                  23,712                 -
  Depreciation expense                                                               9,538               24,400
  General and administrative                                                       141,224              107,718
  Realized loss on marketable equity
    securities                                                                     148,006                 --
  Interest expense                                                                   4,593                2,631
                                                                                ----------           ----------
    Total costs and expenses                                                       331,299              140,939
                                                                                ----------           ----------
Net income (loss)                                                               $  126,835           $  (45,492)
                                                                                ==========           ==========
Net income (loss) per common share                                              $     0.01           $    (0.01)
                                                                                ==========           ==========
Weighted average shares outstanding                                              8,534,257            8,534,257
                                                                                ==========           ==========


                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   ----------


                                                                           ADDITIONAL
                                         RECEIVABLE
                                              COMMON STOCK                  PAID-IN           ACCUMULATED         TREASURY
                                         -------------------------
                                           FROM
                                          SHARES          AMOUNT            CAPITAL             DEFICIT             STOCK
                                         ---------      ----------         ----------         ------------        ---------
                                         STOCKHOLDER                          TOTAL
                                         -----------                       ----------
Balance at July 1, 1995,
  as previously reported                  8,534,257     $  853,426         $6,156,172         $(6,424,582)        $ (6,000)
                                         $    --        $  579,016
Prior period adjustments
  (See Note 2)                                --              --                 --               497,900            --
                                         ----------     ----------         ----------         -----------         --------
                                            (65,000)                          432,900
                                         ----------                        ----------
Balance at June 30, 1995,
  as restated                             8,534,257        853,426          6,156,172          (5,926,682)          (6,000)
                                            (65,000)                        1,011,916

Advances to stockholder                        --             --                 --                  --               --
                                            (27,991)                          (27,991)

Net loss for the year
  ended June 30, 1996, as
  restated                                     --             --                 --               (45,492)            --
                                         ----------     ----------         ----------         -----------         --------
                                               --                             (45,492)
                                         ----------                        ----------
Balance at June 30, 1996,
  as restated                             8,534,257        853,426          6,156,172          (5,972,174)          (6,000)
                                            (92,991)                          938,433

Advances to stockholder                        --             --                 --                  --               --
                                             (5,580)                           (5,580)
Net income for the year
  ended June 30, 1997, as
  restated                                     --             --                 --               126,835             --
                                         ----------     ----------         ----------         -----------         --------
                                               --                             126,835
                                         ----------                        ----------
Balance at June 30, 1997,
  as restated                             8,534,257     $  853,426         $6,156,172         $(5,845,339)        $ (6,000)
                                         ==========     ==========         ==========         ===========         ========
                                         $  (98,571)                       $1,059,688
                                         ==========                        ==========


                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   ----------

                                                                                    YEAR ENDED JUNE 30,
                                                                              -------------------------------
                                                                                 1997                 1996
                                                                              (RESTATED)           (RESTATED)
                                                                              ----------           ----------
Cash flows from operating activities:
  Net income (loss)                                                           $  126,835           $  (45,492)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation expense                                                           9,538               24,400
    Gain on sale of property                                                     (27,000)                --
    Realized (gain) loss on marketable equity
      securities                                                                 148,006               (6,297)
    Unrealized gain on marketable equity
      securities                                                                (330,674)             (11,794)
    Dry hole expense                                                              23,712                 --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                  55,781              (55,781)
      Decrease in marketable equity securities                                   411,601               48,039
      Increase (decrease) in accounts payable
        and accrued liabilities                                                   28,751                 (322)
                                                                              ----------           ----------
        Net cash provided by (used in) operating
          activities                                                             446,550              (47,247)
                                                                              ----------           ----------
Cash flows from investing activities:
  Capital expenditures                                                            (4,501)             (35,161)
  Proceeds from sale of building                                                  92,294                 --
  Purchased certificate of deposits                                              (10,000)                --
  Decrease (increase) in notes receivable                                        (34,500)              18,750
  Increase in receivable from a stockholder                                       (5,580)             (27,991)
                                                                              ----------           ----------
        Net cash provided by (used in) investing
          activities                                                              37,713              (44,402)
                                                                              ----------           ----------
Cash flows from financing activities:
  Principal payments on notes payable                                           (113,959)              (4,920)
  Advances on note payable                                                          --                100,000
                                                                              ----------           ----------
        Net cash provided by (used in) financing
          activities                                                            (113,959)              95,080
                                                                              ----------           ----------
Net increase in cash and cash equivalents                                        370,304                3,431

Cash and cash equivalents at beginning of
  period                                                                          48,976               45,545
                                                                              ----------           ----------
Cash and cash equivalents at end of period                                    $  419,280           $   48,976
                                                                              ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                                                $    4,593           $    2,631
                                                                              ==========           ==========
Cash paid for income taxes                                                    $     --             $     --
                                                                              ==========           ==========

                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

       Cobb Resources Corporation (the "Company") is a New Mexico Corporation that holds a royalty interest in a New Mexico copper property and has historically been involved in oil and gas exploration and development. The Company has sold or written off substantially all of its oil and gas working interests and now invests in publicly traded oil and gas companies that management feels are undervalued. Following is a summary of the Company's significant accounting policies.

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

       MANAGEMENT ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates primarily involve the useful lives of property and equipment, the valuation of investments and deferred tax assets and the realizability of accounts receivable.

       REVENUE RECOGNITION

       Royalty income is recognized ratably over the year in which it is earned. The Company is paid annually.

       CONCENTRATIONS OF CREDIT RISK

       Financial instruments which subject the Company to concentrations of credit risk include cash, marketable equity securities and accounts receivable. The Company maintains its cash in well known banks selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits. Accounts receivable generally arise from a U.S. mining company operating in New Mexico and relate to the Company's minimum royalty on certain copper properties.

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       CASH EQUIVALENTS

       For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

       PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 5 years for office furniture and equipment, and 3 years for transportation equipment.

       INCOME TAXES

       The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       INVESTMENTS

       Marketable equity securities are classified as trading and are carried at quoted market values. The change in unrealized gain or loss with respect to these securities is recorded currently in operations.

       EARNINGS PER SHARE

       Earnings per share are computed based upon the weighted average number of shares of common stock outstanding.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------


1.     ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       RECENTLY ISSUED PRONOUNCEMENTS

       In February 1997, effective for the Company's fiscal 1998 consolidated financial statements, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This new standard simplifies the method for computing earnings per share ("EPS") whereby the Company will report basic EPS without the effect of any outstanding potentially dilutive stock options and diluted EPS with the effect of those outstanding stock options that are potentially dilutive. SFAS 128 is not expected to have a significant impact on reported earnings per share.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires (a) classification of the components of other comprehensive income by their nature in a financial statement and (b) the display of the accumulated balance of the other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for years beginning after December 15, 1997 and is not expected to have a material impact on financial position or results of operations.


2.     PRIOR PERIOD ADJUSTMENTS

       The Company's financial statements for the years ended June 30, 1997 and 1996 were previously issued without audit. Subsequent to the issuance of such financial statements, the Company engaged auditors and has restated its financial statements for the years ended June 30, 1997 and 1996 to reflect adjustments principally related to the timing of when certain recurring costs are recognized. These adjustments relate primarily to unrealized gains and losses on marketable equity securities, recognition of dry hole expenses and recognition of compensation expense. Following is an analysis of the effect of such prior period adjustments on previously reported retained earnings and results of operations:

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

2.     PRIOR PERIOD ADJUSTMENTS, CONTINUED

                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                          1997                1996
                                                                       -----------        -----------
       Income (loss) before income taxes:
         As previously reported                                        $   371,000        $   (35,000)
         As restated                                                       126,835            (45,492)

       Net income (loss):
         As previously reported                                        $   371,000        $   (35,000)
         As restated                                                       126,835            (45,492)

       Net income (loss) per common share:
         As previously reported                                        $       .04        $       .00
         As restated                                                           .01               (.01)

       Accumulated deficit:
         As previously reported                                        $(6,092,000)       $(6,463,000)
         As restated                                                    (5,845,339)        (5,972,174)


3.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                          1997                1996
                                                                       -----------        -----------
       Land                                                            $     --           $   49,875
       Office building                                                       --              182,563
       Computer and equipment                                                --               92,319
       Vehicles                                                            43,106             48,855
       Furniture and fixtures                                                --               19,127
                                                                       ----------         ----------

                                                                           43,106            392,739

       Less accumulated depreciation                                       (8,982)          (323,000)
                                                                       ----------         ----------

                                                                       $   34,124         $   69,739
                                                                       ==========         ==========


       During the year ended June 30, 1997, the Company sold its New Mexico office building and related business assets for proceeds of $92,294 and recognized a gain of $27,000 on the sale.

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

5.     NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable and long-term debt consist of the following:

                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                          1997                1996
                                                                       -----------        -----------
       Bank line of credit in the amount of $100,000 payable
         in July 1996, with monthly installments of interest
         at prime (8.25% at June 30, 1996) plus 3%,
         collateralized by marketable securities                        $     --          $  100,000

       Bank note payable in monthly installments of $473,
         including interest at 6.50%, through February 1998,
         collateralized by a vehicle                                          --               8,942

       Bank note payable in monthly installments of $633,
         including interest at 8.75%, through August 2000,
         collateralized by a vehicle                                        20,343              --

       Bank note payable in monthly installments of $437,
         including interest at 8.25%, through June 2000,
         collateralized by a vehicle                                        13,710              --
                                                                        ----------        ----------

                                                                            34,053           108,942

       Less current portion                                                (10,134)         (105,250)
                                                                        ----------        ----------

                                                                        $   23,919        $    3,692
                                                                        ==========        ==========

       Future annual maturities of long-term debt at June 30, 1997 are as follows:

            YEAR ENDING
             JUNE 30,
            -----------
                1998                                                                      $   10,134
                1999                                                                          11,101
                2000                                                                          12,818
                                                                                          ----------

                                                                                          $   34,053
                                                                                          ==========

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

7.     INCOME TAXES

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                      JUNE 30,
                                                                           -------------------------------
                                                                              1997                 1996
                                                                           ----------           ----------
       Deferred tax assets:
         Net operating loss carryforwards                                  $1,762,394           $2,053,095
         General business tax credit
           carryforward                                                        13,322               13,322
         Deferred compensation for tax
           purposes                                                            39,881               11,581
                                                                           ----------           ----------

           Total deferred tax assets                                        1,815,597            2,067,998

         Valuation allowance on deferred
           tax assets                                                       1,705,193            1,924,387
                                                                           ----------           ----------

                                                                              110,404              143,611
       Deferred tax liabilities:
         Cumulative unrealized gains on
           marketable equity securities                                       110,404              143,611
                                                                           ----------           ----------

       Net deferred tax assets                                             $     --             $     --
                                                                           ==========           ==========


       The difference between the Federal statutory rate and the Company's effective income tax rate was as follows:

                                                                           YEAR ENDED JUNE 30,
                                                            -------------------------------------------------
                                                                    1997                       1996
                                                            --------------------       ----------------------
                                                              AMOUNT       RATE         AMOUNT          RATE
                                                            ---------     ------       --------        ------
       Provision (benefit) at Federal
         statutory rate                                     $  43,124       34%        $(15,468)         34%

       Change in valuation allowance                         (219,194)    (173)%         13,811          30%

       Utilization of net operating loss
         carryforward                                        (112,894)     (89)%           --            --%

       Expiration of net operating loss
         carryforwards and other                              288,964      228%           1,657           4%
                                                            ---------     ----         --------         ---

                                                            $    --         --%        $   --            --%
                                                            =========     ====         ========         ===

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

7.     INCOME TAXES, CONTINUED

       At June 30, 1997, for federal income tax reporting purposes, the Company has approximately $5,184,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years 1998 to 2012. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.


8.     CONTINGENCIES

       On October 30, 1990, a mining joint venture (the "Venture") in which the Company was previously involved, received notice from the United States Environmental Protection Agency ("EPA") that the Venture was believed by the EPA to be a "potentially responsible party" for the release of certain allegedly hazardous substances at a site located in central Colorado. The Venture operated the facility for only a brief period, but may be required to bear its share of any costs incurred in connection with this matter. Any such amounts for which the Company may ultimately be held liable may not be adequately covered by insurance.

       The Company believes that other parties have taken appropriate response action required at this central Colorado site and have obtained EPA approval of their cleanup actions. In the opinion of the Company's management and based on independent advice from professional experts engaged to assess the site, it appears unlikely that the Company will be responsible to bear material liability in this matter.

       The Company was notified by the operator of the Venture that the Venture had received on December 8, 1991 a notice of violation from the Colorado Department of Health ("Department") in connection with alleged noncompliance with certain amended standards of water discharge permits at a gold mine owned by the Venture from July 1991 through October 1991. To this date, while the Department has not assessed any fines, the Company is not able to assess fully the extent to which response or remedial action may be required. The mine and the Company may be held responsible for any such required actions. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company in the future.

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                   ----------

9.     MAJOR CUSTOMERS

       The Company received 100% of its mining royalty income from a single U.S. mining company during the years ended June 30, 1997 and 1996.


10.    RELATED PARTY TRANSACTIONS

       Notes receivable at June 30, 1997 include a $60,000 note receivable from a director of the Company. This note originated in connection with cash advances to the director and the sale of certain oil and gas properties. The note bears interest at 12% per year and is due December 31, 1998.

       During the years ended June 30, 1997 and 1996, the Company made non-interest bearing advances to the Company's President, who is also the Company's most significant stockholder, as follows:

                                                                    YEAR ENDED JUNE 30,
                                                              -------------------------------
                                                                 1997                 1996
                                                              ----------           ----------
       Beginning balance                                      $   92,991           $   65,000

       Cash Advance                                               69,000               62,000

       Amount recognized as compensation                         (63,420)             (34,009)
                                                              ----------           ----------

       Ending balance                                         $   98,571           $   92,991
                                                              ==========           ==========


11.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       The Company engaged in certain non-cash investing and financing activities during the year ended June 30, 1997, as follows:

       Exchanged interest in certain oil and
         gas properties for marketable equity
         securities.                                                               $   49,909

       Exchanged interest in certain oil and
         gas properties for note receivable.                                       $   25,500

       Purchased transportation equipment in
         exchange for directly related long-
         term debt.                                                                $   39,070

                                 EXHIBIT INDEX


       EXHIBIT                   DESCRIPTION
       -------                   -----------
         3.1   *      Articles of Incorporation as amended

         3.2   *      Bylaws

         10.1  *      Alta Gold Company Agreement

         10.2  *      Royalty Deed related to Exhibit 10.1

         16.1  *      Letter from Coopers & Lybrand, L.L.P.

         27.1  *      Financial Data Schedule

               *      Filed herewith