Form 10-K
period 1998-06-30
COBB RESOURCES CORP
filed 1998-09-28
CIK 49444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM  10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  June  30,  1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  ______________  to  ______________

     Commission  File  Number  000-04395

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

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant  to Section 12(g) of the Act:     Common Stock,
                                                                  $.10 par value
                                                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]   No  [  ]

     As of September 9, 1998, there were outstanding 8,534,257 shares of the registrant's $.10 par value Common Stock, and the aggregate market value held by non-affiliates was approximately $428,425.

                                Table of Contents

PART I

Item 1.     Business                                                         1

Item 2.     Properties                                                       6

Item 3.     Legal Proceedings                                                7

Item 4.     Submission of Matters to a Vote of Security Holders              7

PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters                                  8

Item 6.     Selected Financial Data                                          9

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk      14

Item 8.     Financial Statements                                            14

Item 9.     Changes in and Disagreements with Accountant
            on Accounting and Financial Disclosure                          14

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act               15

Item 11.    Executive Compensation                                          16

Item 12.    Security Ownership of Certain Beneficial Owners and Management  17

Item 13.    Certain Relationships and Related Transactions                  17

PART IV

Item 14.    Exhibits, Financial Statements and Reports on Form 8-K          18

SIGNATURES                                                                  19

                                     PART I
ITEM  1.     BUSINESS

GENERAL

     Cobb Resources Corporation (the "Company"), a New Mexico corporation, has been active in the mining and oil and gas sectors through leases under venture developments with other parties, or held by the Company for evaluation, development or possible resale. Since its incorporation in 1969 the Company's business evolved from its early emphasis on the acquisition and development of uranium properties to the purchase Chace Oil Company, then a wholly owned subsidiary of the Company, with interests in the oil and gas sector. Following approval by its stockholders of the sale by Chace of Chace's oil and gas properties and related assets in 1992, the Company turned its focus to its remaining properties and plans for their sale or future development. Through small leasehold acquisitions, the Company continues to maintain a limited speculative stake in minerals and oil and gas exploration and development.

MINING  SECTOR

     In its initial stages in the 1960s and 1970s the Company was engaged primarily in the acquisition, exploration and development of mineral leases including precious metals, primarily gold and silver, as well as uranium leases and base metals such as zinc. The Company commenced production and shipment of uranium ore in 1978. After several years of successful production, uranium operations were discontinued following the severe worldwide price downturn in the uranium market. Thereafter, the Company's interests in uranium properties were written off as discontinued operations.

     LONDON MINE. During 1978 the Company acquired certain leases pertaining to the London mine, historically a major gold producer located in central Colorado (the "London Mine"). Subsequently the Company entered into a joint venture agreement ("London Mine Venture") with Boulder Gold, Inc., a Colorado corporation ("Boulder") pursuant to which Boulder operated the London Mine. The London Mine interest consisted of mining leases covering approximately 300 patented and unpatented claims. During May 1988, the London Mine, which had been worked by various independent miners and other persons from time to time since the late 1800s, was reopened by the operator and was operated for approximately fourteen months until again being closed during the summer of 1989. The primary reasons for the closing of the London Mine were the declining prices of gold, less than projected recovery ratios and the inability to reach significant economies of scale in operations.

     In September 1990 the London Mine Venture executed a mining venture agreement with Alma American Mining Corporation, a Colorado corporation ("Alma") to form the Alma London Joint Venture (the "Alma Venture") for further exploration, development and operation of the London Mine by Alma. Under the Alma Venture, Alma operated the Alma Venture and participated with a 50% interest, while the Company and Boulder each retained a 25% interest. Based upon the results of the renewed exploration and drilling operations and the continued weakness of gold prices, during September 1991 Alma terminated its management of and participation in the Alma Venture and control of the London Mine reverted back to the London Mine Venture.

     During June 1992, notice of intent to cancel the London Mine lease was given to the owner of the underlying fee interests in the London Mine. Following the lease termination, the permitted rights and obligations to which operations of the London Mine were subject, reverted to the fee owner. As a result, the London Mine Venture completed the liquidation of all of its assets and liabilities and the joint venture agreement was terminated.

     The Company was previously involved in the development and evaluation of other precious metal base metal and uranium properties located in Colorado and New Mexico. In June 1994 the Company transferred certain mining properties including those commonly known as the London Mine, Ambrosia Lake Mine, Vindicator Mine, and the Johnny Bull Mine, including without limitation any and all residual rights to mining claims and mineral interests to Southwest
Resources, Inc., a wholly-owned subsidiary of the Company. These mining properties had been fully written off in previous years as discontinued mining operations. The Company retained royalty interests in the Copper Flat property and a minimal interest in a limestone mineral prospect. The common stock of Southwest Resources, Inc., was later sold to Mr. George O. Lotspeich, the former President and a former director of the Company.

     COPPER FLAT PROPERTY. Pursuant to an agreement with Hydro Resources Corporation, a New Mexico corporation owned substantially by Mr. George O. Lotspeich, the former President and a former director of the Company ("Hydro"), the Company sold the Copper Flat property in July 1989 to Copper Flat Mining Company, Ltd., a Colorado corporation ("CFMC"). Proceeds to the Company which were paid at closing included the first year's annual minimum royalty of $150,000 and an expense reimbursement of $25,000. The agreement with CFMC provides for continuing minimum annual royalty payments of $150,000 until production begins. Thereafter royalties are 2-1/2% Net Smelter Return ("NSR") until the earlier of payout or five years and 5% NSR thereafter. NSR refers to gross proceeds from sales of concentrates less transportation costs and penalties. After the initial royalty payment to the Company of $150,000, the Company and Hydro were to each receive 50% of all future payments, after reimbursement of expenses. In an agreement entered into between the Company and Hydro dated April 5, 1991, Hydro reconveyed a portion of its royalty and reversionary rights in the Copper Flat property to the Company. As a result, the Company will receive 51% of all future royalty payments after reimbursement of expenses, and Hydro will receive the remaining 49% of each royalty payment. In the event the Copper Flat property reverts under the agreement with CFMC, the Company and Hydro would receive a 51% and a 49% interest, respectively, in the property. Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand. The Company anticipates that it will receive the next annual royalty in a timely manner.

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

     As a result of the agreement, Alta will be obligated to pay the Company/Hydro a 2-1/2% Net Smelter Return for as long as Alta operates the Copper Flat property which amends the 5% Net Smelter Return as above. The annual minimum royalty payment will be credited against future production royalties after Alta acquires the Copper Flat property. If the Copper Flat property is not in production at the end of the five year period, the annual minimum royalty payment will no longer be credited against future production royalty. In no event, however, will the production royalty due the Company/Hydro be less than $150,000 per year.

     The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercises its option to purchase the Copper Flat property.

OIL  AND  GAS  SECTOR

     The Company entered the business of oil and gas exploration and development through acquisition of Chace Oil Company, Inc. ("Chace") in 1980. The Company's oil and gas operations were conducted principally through wholly-owned subsidiaries and a series of limited partnerships and joint ventures sponsored by Chace for which Chace served as operator and general partner. Chace's principal area of interest was in the San Juan Basin in northwestern New Mexico. Chace's oil and gas leases were acquired through farmout agreements with various companies and individuals and were held by production.

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

     During 1998, the Company participated in the drilling and completion of 3 gas wells in the San Juan Basin of New Mexico. These wells are now producing moderate amounts of gas from the Dakota formation. Based on electric logs, the Gallup formation could contain hydrocarbons, although this formation has not been tested. The Company's net interest in these wells is 2.5%. Accordingly, the Company does not anticipate that these wells will have a material impact on the Company's financial condition or operations. The Company also owns certain oil and gas leases in the San Juan Basin of New Mexico totaling 1,400 acres.

GOVERNMENT  REGULATION

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

COMPETITION

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

EMPLOYEES

     At June 30, 1998, the Company had one full time employee. In addition, the Company periodically employs part time personnel and retains outside professionals which provide accounting, legal, administrative and other services.

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


ITEM  2.      PROPERTIES

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

OIL  AND  GAS  LEASES

     The Company also owns cetain oil and gas leases in the San Juan Basin of New Mexico totaling approximately 1,400 acres.

ITEM  3.      LEGAL  PROCEEDINGS

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to vote by security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     The Company's trading symbol is COBB. The ranges of reported high and low bid quotations for the Company's Common Stock for each quarterly period within the two years ended June 30, 1998 are set forth below. Quotations are as reported by the National Quotation Bureau or members of the National Association of Securities Dealers who maintain a market in the Company's Common Stock on the OTC Bulletin Board. Such quotations represent prices between dealers without retail markup, markdown or commissions and do not necessarily represent actual transactions.

                    HIGH    LOW
QUARTER ENDED        BID    BID
September 30, 1996  $0.15  $0.06

December 31, 1996   $0.15  $0.06

March 31, 1997      $0.15  $0.06

June 30, 1997       $0.15  $0.06

September 30, 1997  $0.12  $0.06

December 31, 1997   $0.12  $0.06

March 31, 1998      $0.12  $0.06

June 30, 1998       $0.09  $0.06

     As of September 9, 1998 there were approximately 1,200 shareholders of record of the Company's Common Stock. The Company's transfer agent is C/W Registrar & Transfer Agency, Inc., in care of Securities Transfer Corporation, 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248.
can  Cons

     The Company has not paid any cash dividends on its Common Stock and does not expect to do so in the foreseeable future.

ITEM  6.      SELECTED  FINANCIAL  DATA

     The following selected financial information has been derived from, and is qualified by reference to and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                YEARS ENDED JUNE 30,
                                    (in dollars)

                             1998        1997        1996        1995       1994
Revenues                  $  201,658     426,329     95,447     125,993     946,944
Net earnings (loss)       $(305,4670)    126,835    (45,492)     (1,244)    855,944
Net earnings (loss) per
  common share            $     (.04)        .01       (.01)       (.00)       1.00

Total assets              $  877,641   1,125,338  1,050,221   1,033,946     676,000

Long-term debt            $   14,849      34,053    108,942      13,862         -0-

Stockholders' equity      $  862,792   1,059,688    938,433   1,016,916   1,024,160

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW
--------

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

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

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

     Cash and cash equivalents decreased to $179,588 from $419,280, a net decrease of $239,692 at June 30, 1998 as compared to June 30, 1997. For the year ended June 30, 1998, the Company used $179,056 of cash in operating activities compared to net cash provided by operating activities of $446,550 for the prior year. The increased use of cash in operations was primarily the result of higher general and administrative expenses and poorer performance of marketable equity securities in the Company's trading portfolio. As of June 30, 1998 the Company had working capital of $682,110 compared to $966,428 as of June 30, 1997.

     At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several oil and gas prospects and its royalty interest in the Copper Flat property.

RESULTS  OF  OPERATIONS
-----------------------

1998  COMPARED  TO  1997
------------------------

     The Company reported mining royalty income for the current and prior year of $76,500. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. Interest income and other income totaled $20,985 for the year ended June 30, 1998 compared to $23,960 for the previous year.

     There were oil and gas property lease expenses of $10,411 during the current year compared to $4,226 for the prior year. Depreciation, depletion and amortization was $8,675 and $9,538 for each respective year ended June 30, 1998 and 1997. General and administrative expenses were $327,158 for the year ended June 30, 1998 compared to $145,817 for the year ended June 30, 1997. These expenses increased due to increased compensation to the Company's president and increased amounts paid for legal, accounting and other professional services during 1998.

     The Company realized net loss on the sale of marketable equity securities for the current year of $157,424 compared to a net loss of $148,006 in the prior year.

     The Company had net unrealized gain on marketable equity securities for the current year of $104,173 compared to a unrealized gain of $330,674 in the prior year.

     Primarily reflecting the factors discussed above, the Company reported a net loss of $305,467 for the year ended June 30, 1998 compared to net earnings of $126,835 for the prior year ended June 30, 1997.

1997  COMPARED  TO  1996
------------------------

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

IMPACT  OF  YEAR  2000
----------------------

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

     The Company is currently assessing its relationships with suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on preliminary assessments, management believes that significant exposure does not exist with respect to third parties. In the worst case, management believes that it could experience delays in its ability to trade securities and obtain proceeds from such trades, resulting in losses for the Company.

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS
-----------------------------------------------------------------------------

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-KSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

    (c) During the Company's two fiscal years ended June 30, 1998 and the subsequent interim period preceding the decision to engage independent accountants, there were no "reportable events" (hereinafter defined) requiring disclosure pursuant to Section 229.304(a)(1)(v) of Regulation S-K. As used herein, the term "reportable event" means any of the items listed in paragraphs
(a)(1)(v)(A)-(D)  of  Section  304  of  Regulation  S-K.

    (d) Effective June 11, 1998, the Company engaged Ham, Langston & Brezina as its independent accountant. During the two fiscal years ended June 30, 1998 and the subsequent interim period preceding the decision to engage independent accountants, neither the Company nor anyone on its behalf consulted Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor has Ham, Langston & Brezina provided to the Company a written report or oral advice regarding such principles or audit opinion.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the directors and executive officers of the Company

NAME              AGE  POSITION
Charles Cobb IV    68  Chairman, President and CEO,
                       Chief Accounting Officer

H. Wesley Griggs   50  Director

Christy Foster     29  Director

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

CERTAIN  SECURITIES  FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely by Messrs. Cobb and Griggs and Ms. Foster.

ITEM  11.     EXECUTIVE  COMPENSATION

                                 SUMMARY  COMPENSATION  TABLE

                                                        LONG-TERM
                                                   COMPENSATION  AWARDS
                                                                                   ALL
                                                              SECURITIES  PAYOUTS  OTHER
NAME AND               ANNUAL COMPENSATION        RESTRICTED  UNDERLYING           COM-
PRINCIPAL                                           STOCK     OPTIONS/     LTIPS   PENSA-
POSITION         YEAR  SALARY    BONUS     OTHER    AWARDS    SARS        PAYOUTS  TION
CEO              1998  $127,235     -0-      -0-         -0-         -0-     -0-     -0-
Charles Cobb IV  1997    63,420     -0-      -0-         -0-         -0-     -0-     -0-
                 1996    34,009     -0-      -0-         -0-         -0-     -0-     -0-

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                              Number Of
                                              Securities         Value Of
                                              Underlying        Unexercised
                                             Unexercised       In-The-Money
                                           Options/SARs At    Options/SARs At
                                           Fiscal Year-End    Fiscal Year-End
                    Shares        Value          (#)                ($)
                  Acquired On   Realized     Exercisable/      Exercisable/
Name             Exercise  (#)     ($)      Unexercisable      Unexercisable
Charles Cobb IV            -0-        -0-     250,000 / -0-  $    10,000 / -0-

DIRECTOR  COMPENSATION

     The Company does not currently pay any cash director's fees, but it pays the expenses, if any, of its directors in attending board meetings.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 9, 1998 respect to the beneficial ownership of shares of Common Stock by (I) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                               NUMBER OF     PERCENT     CLASS OF
NAME                         SHARES OWNED   OF CLASS    SECURITIES
Charles Cobb IV              4,250,000 (1)      49.8%  Common Stock
302 East Jackson
West Columbia, Texas 77486

H. Wesley Griggs                      -0-        -0-   Common Stock
302 East Jackson
West Columbia, Texas 77486

Christy Foster                        -0-        -0-   Common Stock
302 East Jackson
West Columbia, Texas 77486

All Directors and
Executive Officers
as a group (3)                  4,250,000       49.8%  Common Stock

(1) Includes an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.06 per share which expires on July 10, 2004.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


     The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K.
(a)(1)    Financial  statements:

     Audited  Financial  Statements:

     Consolidated  Balance  Sheets  as  of  June  30,  1998  and  1997.

     Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.

(a)(2)    Financial  statement  schedules:  NONE.

(a)(3)    Compensation  Plans:  NONE.

(b)    REPORTS  ON  FORM  8-K

         No reports on Form 8-K were filed during the Company's last fiscal quarter of 1998.

  (c)    EXHIBITS

3.1     *     Articles  of  Incorporation  as  amended
3.2     *     Bylaws
10.1    *     Alta  Gold  Company  Agreement
10.2    *     Royalty  Deed  related  to  Exhibit  10.1
16.1    *     Letter  from  Coopers  &  Lybrand,  L.L.P.
27.1    **    Financial  Data  Schedule
_______________________
     * Incorporated by reference to the Company's Annual Report on Form 10-K Amendment Number One for the fiscal year ended June 30, 1997, as filed with the Commission on July 16, 1998.
     **    Filed  herewith

                                   SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    COBB  RESOURCES  CORPORATION
Date:  September  28,  1998                          By:  /s/  Charles  Cobb  IV
                                                              Charles  Cobb,  IV
                                                Director,  President  and  Chief
                                                             Accounting  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:  September  28,  1998                          By:  /s/  Charles  Cobb  IV
                                                              Charles  Cobb,  IV
                                                Director,  President  and  Chief
                                                             Accounting  Officer



Date:  September  28,  1998                         By:  /s/  H.  Wesley  Griggs
                                                              H.  Wesley  Griggs
                                                                        Director


Date:  September  28,  1998                            By:  /s/  Christy  Foster
                                                                 Christy  Foster
                                                                        Director

                           COBB RESOURCES CORPORATION
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                       WITH REPORT OF INDEPENDENT AUDITORS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                           COBB RESOURCES CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                      PAGE(S)
                                                      -------
Report of Independent Auditors                        F-2

Audited Financial Statements

  Consolidated Balance Sheets as of June 30,
    1998, 1997 and 1996                               F-3

  Consolidated Statements of Operations for the
    years ended June 30, 1998, 1997 and 1996          F-4

  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996 F-5

  Consolidated Statements of Cash Flows for the
    years ended June 30, 1998, 1997 and 1996          F-6

Notes to Consolidated Financial Statements            F-7

                         REPORT OF INDEPENDENT AUDITORS



Board  of  Directors  and  Stockholders
Cobb  Resources  Corporation


We have audited the accompanying consolidated balance sheets of Cobb Resources Corporation as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobb Resources Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                        /s/  Ham,  Langston  &  Brezina,  LLP




Houston,  Texas
September  14,  1998

                           COBB  RESOURCES  CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   __________

     ASSETS                                     JUNE 30,
--------------------------------------------  ------------
                                                                1997
                                                  1998       (RESTATED)
                                              ------------  ------------
Current assets:
  Cash and cash equivalents                   $   179,588   $   419,280
  Certificate of deposit                           10,000        10,000
  Marketable equity securities                    372,560       518,879
  Accounts receivable - mining royalty             60,000        60,000
  Notes receivable                                 60,000             -
  Accrued interest receivable                       6,986             -
                                              ------------  ------------

    Total current assets                          689,134     1,008,159

Property and equipment, net                        25,967        34,124
Non-producing oil and gas properties              150,040        10,555
Notes receivable                                   12,500        72,500
                                              ------------  ------------

      Total assets                            $   877,641   $ 1,125,338
                                              ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt                            $     7,024   $    10,134
  Accounts payable and accrued liabilities         10,000        31,597
                                              ------------  ------------

    Total current liabilities                      17,024        41,731

Long-term debt, net of current portion              7,825        23,919
                                              ------------  ------------

      Total liabilities                            24,849        65,650
                                              ------------  ------------

Contingencies (Notes 7 and 8)

Stockholders' equity:
  Common stock, $0.10 par value; 25,000,000
    shares authorized; 8,534,257 shares
    issued and outstanding at June 30, 1998
    and 1997                                      853,426       853,426
  Additional paid-in capital                    6,156,172     6,156,172
  Accumulated deficit                          (6,150,806)   (5,845,339)
  Treasury stock, 60,000 shares at cost            (6,000)       (6,000)
  Receivable from a stockholder                         -       (98,571)
                                              ------------  ------------

    Total stockholders' equity                    852,792     1,059,688
                                              ------------  ------------

      Total liabilities and stockholders'
        equity                                $   877,641   $ 1,125,338
                                              ============  ============

                 See Notes to Consolidated Financial Statements.

                          COBB  RESOURCES  CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   __________

                                              YEAR  ENDED  JUNE  30,
                                      -------------------------------------
                                                      1997         1996
                                         1998      (RESTATED)   (RESTATED)
                                      -----------  -----------  -----------
Revenues:
  Mining royalty income, net          $   76,500   $    76,500  $   76,500
  Gain on sale of property                     -        27,000           -
  Interest and other income               20,985        23,960         856
  Realized gain on marketable
    equity securities                          -             -       6,297
  Unrealized gain on marketable
    equity securities                    104,173       330,674      11,794
                                      -----------  -----------  -----------

    Total revenues                       201,658       458,134      95,447
                                      -----------  -----------  -----------

Costs and expenses:
  Property lease expenses                 10,411         4,226       6,190
  Dry hole expense                             -        23,712           -
  Depreciation expense                     8,675         9,538      24,400
  General and administrative             327,158       141,224     107,718
  Realized loss on marketable
    equity securities                    157,424       148,006           -
  Interest expense                         3,457         4,593       2,631
                                      -----------  -----------  -----------

    Total costs and expenses             507,125       331,299     140,939
                                      -----------  -----------  -----------

Net income (loss)                     $ (305,467)  $   126,835  $  (45,492)
                                      ===========  ===========  ===========

Basic and diluted net income
  (loss) per common share             $    (0.04)  $      0.01  $    (0.01)
                                      ===========  ===========  ===========

Weighted average shares outstanding    8,534,257     8,534,257   8,534,257
                                      ===========  ===========  ===========


                 See Notes to Consolidated Financial Statements.

                                            COBB  RESOURCES  CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                                    __________

                                                  ADDITIONAL                               RECEIVABLE
                              COMMON     STOCK      PAID-IN     ACCUMULATED    TREASURY       FROM
                             ---------  --------
                              SHARES     AMOUNT     CAPITAL       DEFICIT       STOCK      STOCKHOLDER      TOTAL
                             ---------  --------  -----------  -------------  ----------  -------------  -----------
Balance at July 1, 1995,
  as previously reported     8,534,257  $853,426  $ 6,156,172  $ (6,424,582)  $  (6,000)  $          -   $  579,016

Prior period adjustments
  (See Note 2)                       -         -            -       497,900           -        (65,000)     432,900
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1995,
  as restated                8,534,257   853,426    6,156,172    (5,926,682)     (6,000)       (65,000)   1,011,916

Advances to stockholder              -         -            -             -           -        (27,991)     (27,991)

Net loss for the year
  ended June 30, 1996, as
  restated                           -         -            -       (45,492)          -              -      (45,492)
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1996,
  as restated                8,534,257  $853,426  $ 6,156,172  $ (5,972,174)  $  (6,000)  $    (92,991)  $  938,433

Advances to stockholder              -         -            -             -           -         (5,580)      (5,580)

Net income for the year
  ended June 30, 1997, as
  restated                           -         -            -       126,835           -              -      126,835
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1997,
  as restated                8,534,257   853,426    6,156,172    (5,845,339)     (6,000)       (98,571)   1,059,688

Payments from stockholder,
  net                                -         -            -             -           -         98,571       98,571

Net loss for the year
  ended June 30, 1998                -         -            -      (305,467)          -              -     (305,467)
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1998     8,534,257  $853,426  $ 6,156,172  $ (6,150,806)  $  (6,000)  $          -   $  852,792
                             =========  ========  ===========  =============  ==========  =============  ===========


                 See Notes to Consolidated Financial Statements.

                          COBB  RESOURCES  CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   __________

                                                          YEAR  ENDED  JUNE  30,
                                                    ------------------------------------
                                                                   1997         1996
                                                       1998     (RESTATED)   (RESTATED)
                                                    ----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)                                 $(305,467)  $  126,835   $  (45,492)
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation expense                                8,675        9,538       24,400
    Gain on sale of property                                -      (27,000)           -
    Realized loss (gain) on marketable
      equity securities                               157,424      148,006       (6,297)
    Unrealized gain on marketable equity
      securities                                     (104,173)    (330,674)     (11,794)
    Dry hole expense                                        -       23,712            -
    Changes in operating assets and
      liabilities:
      Decrease (increase) in accounts
        receivable                                          -       55,781      (55,781)
      Decrease in marketable equity
        securities                                     93,068      411,601       48,039
      Increase in accrued interest
        receivable                                     (6,986)           -            -
      Increase (decrease) in accounts
        payable and accrued liabilities               (21,597)      28,751         (322)
                                                    ----------  -----------  -----------

        Net cash provided by (used in)
          operating activities                       (179,056)     446,550      (47,247)
                                                    ----------  -----------  -----------

Cash flows from investing activities:
  Capital expenditures                                (38,518)      (4,501)     (35,161)
  Proceeds from sale of building                            -       92,294            -
  Purchased certificate of deposits                         -      (10,000)           -
  Decrease (increase) in notes receivable                   -      (34,500)      18,750
  Increase in receivable from a stockholder            (2,914)      (5,580)     (27,991)
                                                    ----------  -----------  -----------

        Net cash provided by (used in)
          investing activities                        (41,432)      37,713      (44,402)
                                                    ----------  -----------  -----------

Cash flows from financing activities:
  Advances on note payable                                  -            -      100,000
  Principal payments on notes payable                 (19,204)    (113,959)      (4,920)
                                                    ----------  -----------  -----------

        Net cash provided by (used in)
          financing activities                        (19,204)    (113,959)      95,080
                                                    ----------  -----------  -----------

Net increase (decrease) in cash and cash
  equivalents                                        (239,692)     370,304        3,431

Cash and cash equivalents at beginning of
  period                                              419,280       48,976       45,545
                                                    ----------  -----------  -----------

Cash and cash equivalents at end of period          $ 179,588   $  419,280   $   48,976
                                                    ==========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                      $   3,457   $    4,593   $    2,631
                                                    ==========  ===========  ===========


                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
       ----------------------------------------------------

Cobb Resources Corporation (the "Company") is a New Mexico Corporation that holds a royalty interest in and collects royalty payments on a certain New Mexico copper property. The Company was historically involved in oil and gas exploration and development but has now sold or written off substantially all of its oil and gas working interests and has turned its attention to investing in publicly traded oil and gas companies that management feels are undervalued. Following is a summary of the Company's significant accounting policies.

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

     MANAGEMENT  ESTIMATES
     ---------------------

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

     REVENUE  RECOGNITION
     --------------------

Royalty income is recognized ratably over the year in which it is earned. The Company is paid annually.

     CONCENTRATIONS  OF  CREDIT  RISK
     --------------------------------

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

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     CASH  EQUIVALENTS
     -----------------

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of 5 years for office furniture and equipment, and 3 years for transportation equipment.

     INCOME  TAXES
     -------------

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     INVESTMENTS
     -----------

Marketable equity securities are classified as trading and are carried at quoted market values. The change in unrealized gain or loss with respect to these securities is recorded currently in operations.

     EARNINGS  PER  SHARE
     --------------------

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
       ----------------------------------------------------------------

     RECENTLY  ISSUED  PRONOUNCEMENTS
     --------------------------------

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


2.     PRIOR  PERIOD  ADJUSTMENTS
       --------------------------

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

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


2.     PRIOR  PERIOD  ADJUSTMENTS,  CONTINUED
       --------------------------------------

                                               JUNE  30,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
  Income (loss) before income taxes:
    As previously reported             $   371,000   $   (35,000)
    As restated                            126,835       (45,492)

  Net income (loss):
    As previously reported             $   371,000   $   (35,000)
    As restated                            126,835       (45,492)

  Net income (loss) per common share:
    As previously reported             $       .04   $       .00
    As restated                                .01          (.01)

  Accumulated deficit:
    As previously reported             $(6,092,000)  $(6,463,000)
    As restated                         (5,845,339)   (5,972,174)


3.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  consists  of  the  following:

                                       JUNE  30,
                                 -------------------
                                   1998       1997
                                 ---------  --------
  Vehicles                       $ 43,106   $43,106
  Furniture and fixtures              518         -
                                 ---------  --------

                                   43,624    43,106

  Less accumulated depreciation   (17,657)   (8,982)
                                 ---------  --------

                                 $ 25,967   $34,124
                                 =========  ========


During the year ended June 30, 1997, the Company sold its New Mexico office building and related business assets for proceeds of $92,294 and recognized a gain of $27,000 on the sale.

                         COBB  RESOURCES  CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

5.     NOTES  PAYABLE  AND  LONG-TERM  DEBT
       ------------------------------------

Notes  payable  and  long-term  debt  consist  of  the  following:

                                              JUNE  30,
                                         --------  ---------
                                           1998      1997
                                         --------  ---------
  Bank note payable in monthly install-
    ments of $633, including interest
    at 8.75%, through August 2000,
    collateralized by a vehicle          $14,849   $ 20,343

  Bank note payable in monthly install-
    ments of $437, including interest
    at 8.25%, through June 2000,
    collateralized by a vehicle                -     13,710
                                         --------  ---------

                                          14,849     34,053

  Less current portion                    (7,024)   (10,134)
                                         --------  ---------

                                         $ 7,825   $ 23,919
                                         ========  =========


Future  annual  maturities  of  long-term  debt at June 30, 1998 are as follows:

          YEAR ENDING
           JUNE  30,
          ----------

             1999          $    7,024
             2000                 801
                           ----------

                           $    7,825
                           ==========

                          COBB  RESOURCES  CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

6.     INCOME  TAXES
       -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

                                             JUNE  30,
                                      ----------------------
                                         1998        1997
                                      ----------  ----------
  Deferred tax assets:
    Net operating loss carryforwards  $1,192,243  $1,762,394
    General business tax credit
      carryforward                        12,271      13,322
    Deferred compensation for tax
      purposes                                 -      39,881
                                      ----------  ----------

      Total deferred tax assets        1,204,514   1,815,597

    Valuation allowance on deferred
      tax assets                       1,169,096   1,705,193
                                      ----------  ----------

                                          35,418     110,404
  Deferred tax liabilities:
    Cumulative unrealized gains on
      marketable equity securities        35,418     110,404
                                      ----------  ----------

  Net deferred tax assets             $        -  $        -
                                      ==========  ==========

The difference between the Federal statutory rate and the Company's effective income tax rate was as follows:

                                                YEAR  ENDED  JUNE  30,
                              ---------------------------------------------------------
                                        1998                1997              1996
                              -----------  ------  ----------  ------  ---------  -----
                                 AMOUNT     RATE     AMOUNT     RATE    AMOUNT    RATE
                              -----------  ------  ----------  ------  ---------  -----
  Provision (benefit) at
    Federal statutory rate    $ (103,859)   (34)%  $  43,124      34%  $(15,468)  (34)%

  Change in valuation allow-
    ance                        (536,127)  (176)%   (219,194)  (173)%    13,811     30%

  Utilization of net opera-
    ting loss carryforward             -      - %   (112,894)   (89)%         -     - %

  Expiration of net opera-
    ting loss and tax credit
    carryforwards and other      639,986    210 %    288,964     228%     1,657      4%
                              -----------  ------  ----------  ------  ---------  -----

                              $        -      - %  $       -      - %  $      -     - %
                              ===========  ======  ==========  ======  =========  =====

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

6.     INCOME  TAXES,  CONTINUED
       -------------------------

At June 30, 1998, for federal income tax reporting purposes, the Company has approximately $3,300,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years 1999 to 2013. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

7.     CONTINGENCIES
       -------------

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

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

8.     MAJOR  CUSTOMERS
       ----------------

The Company received 100% of its mining royalty income from a single U.S. mining company during the years ended June 30, 1998, 1997 and 1996. Accounts receivable-mining royalty of $60,000 at June 30, 1998 and 1997 are due from such U.S. mining company.


9.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

     Notes receivable at June 30, 1998 and 1997 include a $60,000 note receivable from a director of the Company. This note originated in connection with cash advances to the director and the sale of certain oil and gas properties. The note bears interest at 12% per year and is due December 31, 1998.

During the years ended June 30, 1998, 1997 and 1996, the Company made non-interest bearing advances to the Company's President, who is also the Company's most significant stockholder, as follows:

                                          YEAR  ENDED  JUNE  30,
                                     --------------------------------
                                        1998       1997       1996
                                     ----------  ---------  ---------
  Beginning balance                  $  98,571   $ 92,991   $ 65,000

  Cash advance                         130,149     69,000     62,000

  Oil and gas properties received
    in payment of advances            (101,485)         -          -

  Amount recognized as compensation   (127,235)   (63,420)   (34,009)
                                     ----------  ---------  ---------

  Ending balance                     $       -   $ 98,571   $ 92,991
                                     ==========  =========  =========

                         COBB  RESOURCES  CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


10.     NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
        -----------------------------------------------

The Company engaged in certain non-cash investing and financing activities during the year ended June 30, 1998, 1997 and 1996, as follows:

                                       YEAR  ENDED  JUNE  30,
                                      ------------------------
                                        1998     1997    1996
                                      --------  -------  -----
Received interest in certain oil
  and gas properties in payment
    of receivable from a stockholder  $101,485  $     -  $   -

  Exchanged interest in certain oil
    and gas properties for market-
    able equity securities                   -   49,909      -

  Exchanged interest in certain oil
    and gas properties for note
    receivable                               -   25,500      -

  Purchased transportation equip-
    ment in exchange for directly
    related long-term debt                   -   39,070      -

                               INDEX TO EXHIBITS

EXHIBIT     SEQUENTIAL
NUMBER      DESCRIPTION
-------     --------------------------------------------------------------------
3.1     *     Articles  of  Incorporation  as  amended
3.2     *     Bylaws
10.1    *     Alta  Gold  Company  Agreement
10.2    *     Royalty  Deed  related  to  Exhibit  10.1
16.1    *     Letter  from  Coopers  &  Lybrand,  L.L.P.
27.1    **    Financial  Data  Schedule
_______________________
     * Incorporated by reference to the Company's Annual Report on Form 10-K Amendment Number One for the fiscal year ended June 30, 1997, as filed with the Commission on July 16, 1998.
     **    Filed  herewith