Form 10QSB
period 1998-09-30
COBB RESOURCES CORP
filed 1998-11-16
CIK 49444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR
    15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For  the  quarterly  period  ended         September  30,  1998
                                   ----------------------------
                                       or

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
    15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ______________________

                      Commission  File  Number  0-4395
--------------------------------------------------------------------------------

                        COBB  RESOURCES  CORPORATION
--------------------------------------------------------------------------------
           (Exact  name  of  registrant  as  specified  in  its  charter)


           New  Mexico                                 85-0206160
--------------------------------------------------------------------------------
(State  or  other  jurisdiction  of                  (I.R.S. Employer
 incorporation  or  organization)                   Identification No.)

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

YES  XXX   NO
    ----       ----

     As of October 27, 1998, the Registrant had outstanding 8,534,257 shares of common stock, par value $.10 per share.

                           COBB RESOURCES CORPORATION

                                TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                      PAGE
                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
           and June 30, 1998 . . . . . . . . . . . . . . . . . . . .  F-1

         Consolidated Statements of Operations for the three
           months ended September 30, 1998 and 1997. . . . . . . . .  F-2

         Consolidated Condensed Statements of Cash Flows for
           the three months ended September 30, 1998 and 1997. . . .  F-3

         Selected Notes to Consolidated Financial Statements . . . .  F-4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. .  F-5

PART II.    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .  F-8

         Signature Page. . . . . . . . . . . . . . . . . . . . . . .  F-9

         Exhibit 27 - Financial Data Schedule. . . . . . . . . . . .  F-10

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
--------     ---------------------

                           COBB RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                ASSETS                            SEPTEMBER 30,     JUNE 30,
-----------------------------------------------
                                                      1998            1998
                                                   (UNAUDITED)       (NOTE)
                                                 ---------------  ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $      163,777   $   179,588
  Certificate of deposit. . . . . . . . . . . .          10,000        10,000
  Marketable equity securities, trading . . . .         197,800       372,560
  Accounts receivable - mining royalty. . . . .          76,500        60,000
  Notes receivable. . . . . . . . . . . . . . .          60,000        60,000
  Accrued interest receivable . . . . . . . . .           8,500         6,986
                                                 ---------------  ------------

    Total current assets. . . . . . . . . . . .         516,577       689,134

Property and equipment, net . . . . . . . . . .          23,786        25,967
Non-producing oil and gas properties. . . . . .         179,873       150,040
Notes receivable. . . . . . . . . . . . . . . .          12,500        12,500
                                                 ---------------  ------------

  Total assets. . . . . . . . . . . . . . . . .  $      732,736   $   877,641
                                                 ===============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt. . . . . . . . . . . . . . .  $        6,696   $     7,024
  Accounts payable and accrued liabilities. . .          10,000        10,000
                                                 ---------------  ------------

    Total current liabilities . . . . . . . . .          16,696        17,024

Long-term debt, net of current portion. . . . .           6,093         7,825
                                                 ---------------  ------------

  Total liabilities . . . . . . . . . . . . . .          22,789        24,849
                                                 ---------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; authorized
    25,000,000 shares; issued and outstanding
    8,534,257 shares at September 30, 1998 and
    June 30, 1998 . . . . . . . . . . . . . . .         853,426       853,426
  Additional paid-in capital. . . . . . . . . .       6,156,172     6,156,172
  Accumulated deficit . . . . . . . . . . . . .      (6,299,651)   (6,150,806)
  Treasury stock, at cost . . . . . . . . . . .               -        (6,000)
                                                 ---------------  ------------

    Total stockholders' equity. . . . . . . . .         709,947       852,792
                                                 ---------------  ------------

                                                 $      732,736   $   877,641
                                                 ===============  ============

NOTE: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Selected Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             -----------------------
                                                1998         1997
                                             -----------  -----------
Revenues:
  Mining royalty income, net. . . . . . . .  $   16,500   $   16,500
                                             -----------  -----------

Costs and expenses:
  Property lease expenses . . . . . . . . .       7,869          400
  Depreciation, depletion and
    amortization. . . . . . . . . . . . . .       2,181        8,000
  General and administrative. . . . . . . .      60,683        6,323
                                             -----------  -----------

    Total costs and expenses. . . . . . . .      70,733       14,723
                                             -----------  -----------

    Income (loss) from operations . . . . .     (54,233)       1,777
                                             -----------  -----------

Other income (expenses):
  Interest and other income . . . . . . . .      13,326          133
  Realized loss on marketable equity
    securities. . . . . . . . . . . . . . .     (47,386)     (19,377)
  Unrealized gain (loss) on marketable
    equity securities . . . . . . . . . . .     (59,884)      60,000
  Interest expense. . . . . . . . . . . . .        (668)           -
                                             -----------  -----------

    Total other income (expense). . . . . .     (94,612)      40,756
                                             -----------  -----------

    Net income (loss) . . . . . . . . . . .  $ (148,845)  $   42,533
                                             ===========  ===========

Net income (loss) per common share. . . . .  $    (0.02)  $     0.00
                                             ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding.   8,534,257    8,534,257
                                             ===========  ===========

NOTE: The company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

            See Selected Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    ----------------------
                                                       1998        1997
                                                    ----------  ----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . .  $(148,845)  $  42,533
  Adjustments to reconcile net income to
   net cash provided by operating activities:. . .    164,927    (175,969)
                                                    ----------  ----------

        Net cash provided by (used in)
          operating activities . . . . . . . . . .     16,082    (133,436)
                                                    ----------  ----------

Cash flows from investing activities:
  Purchase of property and equipment, net. . . . .    (29,833)    (10,000)
                                                    ----------  ----------

        Net cash used in investing activities. . .    (29,833)    (10,000)
                                                    ----------  ----------

Cash flows from financing activities:
  Principal payments on notes payable. . . . . . .     (2,060)     (2,331)
                                                    ----------  ----------

        Net cash used in financing
          activities . . . . . . . . . . . . . . .     (2,060)     (2,331)
                                                    ----------  ----------

Net decrease in cash and cash equivalents. . . . .    (15,811)   (145,767)

Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . . .    179,588     446,654
                                                    ----------  ----------

Cash and cash equivalents at end of
  period . . . . . . . . . . . . . . . . . . . . .  $ 163,777   $ 300,887
                                                    ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense . . . . . . . . . .  $     668   $       -
                                                    ==========  ==========

            See Selected Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES
        ------------------------------------------------

          For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the unaudited Annual Report on Form 10-K of Cobb Resources Corporation (the "Company") for the year ended June 30, 1998, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.

          The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the unaudited financial statements and the notes thereto included in the Company's unaudited Form 10-K for the year ended June 30, 1998.


(2)     COMPREHENSIVE  INCOME
        ---------------------

          Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a Company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such amounts as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical


(3)     RECLASSIFICATIONS
        -----------------

          Certain amounts included in the financial statements for the three ended September 30, 1997 have been reclassified to conform to the current presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30,  1997
---------

     The Company reported mining royalty income for the September 30, 1998 and 1997 quarters of $16,500 and $16,500 respectively. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. Interest income and other income for the September 30, 1998 and 1997 quarters totaled $13,326 and $133 respectively.

     There were oil and gas property lease expenses for the September 30, 1998 and 1997 quarters of $7,869 and $400 respectively. Depreciation, depletion and amortization for the September 30, 1998 and 1997 quarters was $2,181 and $8,000 respectively. General and administrative expenses were for the September 30, 1998 and 1997 quarters were $60,683 and $6,323 respectively. These expenses increased due to increased compensation to the Company's president and increased amounts paid for legal, accounting and other professional services.

     The Company realized net loss on the sale of marketable equity securities for the September 30, 1998 and 1997 quarters of $47,386 and $19,377 respectively.

     The Company had net unrealized loss on marketable equity securities for the September 30, 1998 quarter of $59,884 compared to a net gain of $60,000 for the September 1997 quarter.

     Primarily reflecting the factors discussed above, the Company reported a net loss of $148,845 compared to a gain of $42,533 in the September 30, 1997 quarter.

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

     Cash and cash equivalents decreased to $163,771 from $179,588 a net decrease of $15,811 at September 30, 1998 as compared to September 30, 1997.

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

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD  LOOKING  STATEMENTS
-----------------------------------------------------------------------------

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished.

                                     PART II


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  SB

          (1)  Exhibit  27.     Financial  Data  Schedule


(b)     REPORTS  ON  FORM  8-K

          NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COBB  RESOURCES  CORPORATION



Date:  November 16,  1998          By:  /S/  CHARLES  COBB,  IV
       ------------------               -----------------------
                                   Charles  Cobb,  IV
                                   President
                                   Principal  Financial  Officer