Form 10QSB
period 1998-12-31
COBB RESOURCES CORP
filed 1999-02-16
CIK 49444

______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                   FORM 10-QSB
                                _________________

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

                For the Quarterly Period Ended: December 31, 1998
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value
                                                                (Title of Class)
     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      Applicable Only to Corporate Issuers

     At February 8, 1999, there were 8,534,257 shares of common stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format (check one);   Yes [ ] No [X]

                                    CONTENTS
                                    --------


PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Consolidated  Balance  Sheets  as  of  December  31,  1998
          and  June  30,  1998

          Consolidated Statements of Operations for the three and six months ended December 31, 1998 and 1997

          Consolidated Condensed Statements of Cash Flows for the three and six Months ended December 31, 1998 and 1997

          Selected  Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II  -  OTHER  INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  6.  Exhibits  and  Reports  on  Form  8-K

                                     PART I
Item  1.     Financial  Statements

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

Results  of  Operations

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1998

     The Company reported mining royalty income for the three months ended December 31, 1998 was $16,500 compared to $16,500 for the three months ended
December 31, 1997. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property.

     Interest income and other income for the three months ended December 31, 1998 was $27,845 compared to$4,441 for the three months ended December 31, 1997.

     The oil and gas property lease expenses for the three months ended December 31, 1998 were $-0- compared to$2,679 for the three months ended December 31, 1997.

     Depreciation, depletion and amortization for the three months ended December 31, 1998 were $2,181 compared to $8,000 for the three months ended
December  31,  1997.

     General and administrative expenses for the three months ended December 31, 1998 were $62,288 compared to$12,225 for the three months ended December 31, 1997, reflecting compensation to the Company's president and amounts paid for legal, accounting and other professional services.

     The Company realized a net gain on the sale of marketable equity securities for the three months ended December 31, 1998 of $10,370 compared to $175,393 for the three months ended December 31, 1997.

     The Company had net unrealized net gain on marketable equity securities the three months ended December 31, 1998 of $116,656 compared to a net loss of $16,499 for the three months ended December 31, 1997.

     Primarily reflecting the factors discussed above, the Company reported a net gain of for the three months ended December 31, 1998 of $106,612 compared to a net gain of $156,931 for the three months ended December 31, 1997.

Six  Months  Ended  December  31, 1998 Compared to Six Months Ended December 31,
1998

     The Company reported mining royalty income for the six months ended December 31, 1998 was $33,000 compared to $33,000 for the six months ended
December 31, 1997. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property.
     Interest income and other income for the six months ended December 31, 1998 was $41,171 compared to $4,441 for the six months ended December 31, 1997.

     The oil and gas property lease expenses for the six months ended December 31, 1998 were $6,016 compared to $3,079 for the six months ended December 31, 1997.

     Depreciation, depletion and amortization for the six months ended December 31, 1998 were $4,362 compared to $16,000 for the six months ended December 31, 1997.

     General and administrative expenses for the six months ended December 31, 1998 were $124,824 compared to $18,549 for the six months ended December 31, 1997, reflecting compensation to the Company's president and amounts paid for legal, accounting and other professional services.

     The Company realized a net loss on the sale of marketable equity securities for the six months ended December 31, 1998 of $(37,016) compared to a net gain of $156,017 for the six months ended December 31, 1997.

     The Company had net unrealized gain on marketable equity securities the six months ended December 31, 1998 of $56,772 compared to $43,501 for the six months ended December 31, 1997.

     Primarily reflecting the factors discussed above, the Company reported a net loss for the six months ended December 31, 1998 of $(42,233) compared to a net gain of $199,464 for the six months ended December 31, 1997.

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

     Cash and cash equivalents were $155,650 at December 31, 1998 compared to $179,588 at December 31, 1997.

     At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several oil and gas prospects in addition to its royalty interest in the Copper Flat property.

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

Information  Regarding  and  Factors  Affecting  Forward  Looking  Statements

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Company. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, or be achieved, or be accomplished. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

                                     PART II


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     A regular annual meeting of shareholders was held on February 8, 1999. Elected as directors were:

Name                         Votes  For
---------------------------  ----------

Charles  Cobb  IV             5,974,581
H.  Wesley  Griggs            5,974,581
Christy  Foster               5,973,981

     Also at the meeting, Ham, Langston & Brezina L.L.P. were ratified as independent accounts for the fiscal year ending June 30, 1999. The were 5,982,481 votes for the ratification.

Item  6.     Exhibits  and  Reports  on  Form  8-k

     (a)     Exhibits  required  by  Item  601  of  Regulation  SB

             (1)  Exhibit  27.     Financial  Data  Schedule


     (b)     Reports  on  Form  8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              COBB  RESOURCES  CORPORATION



Date:  February  12,  1999          By:  /s/  Charles  Cobb. IV
                                              -------------------------------
                                              Charles  Cobb,  IV
                                              Chairman,  President  and  CEO,
                                              Chief  Accounting  Officer

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
-------      ---------------------

                           COBB RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                  DECEMBER  31,  JUNE  30,
        --------
                                                    1998           1998
                                                 (UNAUDITED)      (NOTE)
                                                 -----------     --------
Current assets:
  Cash and cash equivalents                    $   155,650   $   179,588
  Certificate of deposit                            10,127        10,000
  Marketable equity securities, trading            365,905       372,560
  Accounts receivable - mining royalty              16,500        60,000
  Notes receivable                                  60,000        60,000
  Accrued interest receivable                       10,825         6,986
                                               ------------  ------------

    Total current assets                           619,007       689,134

Property and equipment, net                         21,605        25,967
Non-producing oil and gas properties               184,619       150,040
Notes receivable                                    12,500        12,500
                                               ------------  ------------

      Total assets                             $   837,731   $   877,641
                                               ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt                             $     6,851   $     7,024
  Accounts payable and accrued liabilities          10,000        10,000
                                               ------------  ------------

    Total current liabilities                       16,851        17,024

Long-term debt, net of current portion               4,321         7,825
                                               ------------  ------------

  Total liabilities                                 21,172        24,849
                                               ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; authorized
    25,000,000 shares; issued and outstanding
    8,534,257 shares at December 31, 1998 and
    June 30, 1998                                  853,426       853,426
  Additional paid-in capital                     6,156,172     6,156,172
  Accumulated deficit                           (6,193,039)   (6,150,806)
  Treasury stock, at cost                                -        (6,000)
                                               ------------  ------------

    Total stockholders' equity                     816,559       852,792
                                               ------------  ------------

                                               $   837,731   $   877,641
                                               ============  ============

NOTE: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See Selected Notes to Consolidated Financial Statements.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE  MONTHS  ENDED
                                                        DECEMBER  31,
                                                 ------------------------
                                                     1998        1997
                                                 -----------  -----------
Revenues:
  Mining royalty income, net                     $   16,500   $   16,500
                                                 -----------  -----------

Costs and expenses:
  Property lease expenses                                 -        2,679
  Depreciation, depletion and amortization            2,181        8,000
  General and administrative                         62,288       12,225
                                                 -----------  -----------

    Total costs and expenses                         64,469       22,904
                                                 -----------  -----------

    Loss from operations                            (47,969)      (6,404)
                                                 -----------  -----------

Other income (expenses):
  Interest and other income                          27,845        4,441
  Realized gain on marketable equity securities      10,370      175,393
  Unrealized gain (loss) on marketable equity
    securities                                      116,656      (16,499)
  Interest expense                                     (290)           -
                                                 -----------  -----------

    Total other income                              154,581      163,335
                                                 -----------  -----------

    Net income                                   $  106,612   $  156,931
                                                 ===========  ===========

Net income per common share                      $     0.01   $     0.02
                                                 ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding        8,534,257    8,534,257
                                                 ===========  ===========

NOTE: The company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

            See Selected Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 SIX  MONTHS  ENDED
                                                    DECEMBER  31,
                                              ------------------------
                                                   1998        1997
                                              -----------  -----------
Revenues:
  Mining royalty income, net                  $   33,000   $   33,000
                                              -----------  -----------

Costs and expenses:
  Property lease expenses                          6,016        3,079
  Depreciation, depletion and amortization         4,362       16,000
  General and administrative                     124,824       18,549
                                              -----------  -----------

    Total costs and expenses                     135,202       37,628
                                              -----------  -----------

    Loss from operations                        (102,202)      (4,628)
                                              -----------  -----------

Other income (expenses):
  Interest and other income                       41,171        4,574
  Realized gain (loss) on marketable equity
    securities                                   (37,016)     156,017
  Unrealized gain on marketable equity
    securities                                    56,772       43,501
  Interest expense                                  (958)           -
                                              -----------  -----------

    Total other income                            59,969      204,092
                                              -----------  -----------

    Net income (loss)                         $  (42,233)  $  199,464
                                              ===========  ===========

Net income (loss) per common share            $    (0.00)  $     0.02
                                              ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding     8,534,257    8,534,257
                                              ===========  ===========

NOTE: The company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

            See Selected Notes to Consolidated Financial Statements.

                         COBB RESOURCES CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX  MONTHS  ENDED
                                                        DECEMBER  31,
                                                    --------------------
                                                      1998       1997
                                                    ---------  ---------
Cash flows from operating activities:
  Net income (loss)                                 $(42,233)  $199,464
  Adjustments to reconcile net income to
    net cash provided by operating activities:        56,551    (71,588)
                                                    ---------  ---------

      Net cash provided by (used in) operating
        activities                                    14,318    127,876
                                                    ---------  ---------

Cash flows from investing activities:
  Purchase of property and equipment                 (34,579)   (23,000)
                                                    ---------  ---------

      Net cash used in investing activities          (34,579)   (23,000)
                                                    ---------  ---------

Cash flows from financing activities:
  Principal payments on notes payable                 (3,677)    (4,716)
                                                    ---------  ---------

      Net cash used in financing activities           (3,677)    (4,716)
                                                    ---------  ---------

Net increase (decrease) in cash and cash
  equivalents                                        (23,938)   100,160

Cash and cash equivalents at beginning
  of period                                          179,588    446,654
                                                    ---------  ---------

Cash and cash equivalents at end of period          $155,650   $546,814
                                                    =========  =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                      $    958   $      -
                                                    =========  =========

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


(3)   RECLASSIFICATIONS
      -----------------

     Certain amounts included in the financial statements for the six months ended December 31, 1997 have been reclassified to conform to the current presentation.