Form 10QSB
period 1999-03-31
COBB RESOURCES CORP
filed 1999-05-17
CIK 49444

UNITED  STATES
                SECURITIES  AND  EXCHANGE  COMMISSION
                      Washington,  D.C.  20549

                            FORM  10-QSB

(Mark  One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR
    15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


For  the  quarterly  period  ended        March  31,  1999
                                   -------------------------------
                                         or

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
    15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                  to
                                   -----------------   --------------------

                      Commission  File  Number  0-4395
---------------------------------------------------------------------------

                        COBB  RESOURCES  CORPORATION
---------------------------------------------------------------------------
       (Exact  name  of  registrant  as  specified  in  its  charter)

        New  Mexico                                        85-0206160
------------------------                              ---------------------
(State  or  other  jurisdiction  of                     (I.R.S.  Employer
 incorporation  or  organization)                      Identification  No.)

302  East  Jackson,  West  Columbia,  Texas                   77486
---------------------------------------------------------------------------
(Address  of  principal  executive  offices)               (Zip  Code)

                                (409)  345-5666
---------------------------------------------------------------------------
          (Registrant's  telephone  number,  including  area  code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  XXX   NO
     ---       ---

     As of May 13, 1999, the Registrant had outstanding 8,534,257 shares of common stock, par value $.10 per share.

                        COBB  RESOURCES  CORPORATION

                             TABLE  OF  CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999

                                                                            PAGE
                                                                            ----
PART  I.     FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

            Consolidated  Balance  Sheets  as  of  March  31,  1999
            and  June  30,  1998                                             F-1

            Consolidated  Statements  of  Operations  for  the  three
            months  ended  March  31,  1999  and  1998                       F-2

            Consolidated  Statements  of  Operations  for  the  nine
            months  ended  March  31,  1999  and  1998                       F-3

            Consolidated  Condensed  Statements  of  Cash  Flows  for
            the  nine  months  ended  March  31,  1999  and  1998            F-4

            Selected  Notes  to  Consolidated  Financial  Statements         F-5

     Item  2.     Management's  Discussion  and  Analysis  of
                     Financial  Condition  and  Results  of  Operations      F-6

PART  II.     OTHER  INFORMATION

     Item  6.     Exhibits  and  Reports  on  Form  8-K                      F-9

     Signature  Page                                                        F-10

     Exhibit  27     - Financial  Data  Schedule                            F-11

                     PART  I.  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
-------      ---------------------

                      COBB  RESOURCES  CORPORATION

                      CONSOLIDATED  BALANCE  SHEETS


    ASSETS                                         MARCH 31,      JUNE 30,
    ------                                       ------------  ------------
                                                     1999           1998
                                                  (UNAUDITED)      (NOTE)
                                                 ------------  ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $   130,299   $   179,588
  Certificate of deposit. . . . . . . . . . . .         -           10,000
  Marketable equity securities, trading . . . .      428,495       372,560
  Accounts receivable - mining royalty, net . .         -           60,000
  Notes receivable. . . . . . . . . . . . . . .       60,000        60,000
  Accrued interest receivable . . . . . . . . .       12,148         6,986
                                                 ------------  ------------

    Total current assets. . . . . . . . . . . .      630,942       689,134

Property and equipment, net . . . . . . . . . .       19,424        25,967
Non-producing oil and gas properties. . . . . .      188,426       150,040
Notes receivable. . . . . . . . . . . . . . . .       12,500        12,500
                                                 ------------  ------------

      Total assets. . . . . . . . . . . . . . .  $   851,292   $   877,641
                                                 ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt. . . . . . . . . . . . . . .  $     7,033   $     7,024
  Accounts payable and accrued liabilities. . .       10,000        10,000
                                                 ------------  ------------
    Total current liabilities . . . . . . . . .       17,033        17,024
Long-term debt, net of current portion. . . . .        2,485         7,825
                                                 ------------  ------------
Total liabilities . . . . . . . . . . . . . . .       19,518        24,849
                                                 ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; authorized
    25,000,000 shares; issued and outstanding
    8,534,257 shares at March 31, 1999 and
    June 30, 1998 . . . . . . . . . . . . . . .      853,426       853,426
  Additional paid-in capital. . . . . . . . . .    6,156,172     6,156,172
  Accumulated deficit . . . . . . . . . . . . .   (6,177,824)   (6,150,806)
  Treasury stock, at cost . . . . . . . . . . .        -            (6,000)
                                                 ------------  ------------
    Total stockholders' equity. . . . . . . . .      831,774       852,792
                                                 ------------  ------------
 . . . . . . . . . . . . . . . . . . . .           $   851,292  $   877,641
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


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  ------------------------
                                                     1999        1998
                                                  -----------  -----------
Revenues:
  Mining royalty income, net . . . . . . . . . .  $   16,500   $        -
                                                  -----------  -----------
Costs and expenses:
  Depreciation, depletion and amortization . . .       2,181        8,000
  General and administrative . . . . . . . . . .      79,390       48,292
                                                  -----------  -----------
    Total costs and expenses . . . . . . . . . .      81,571       56,292
                                                  -----------  -----------
    Loss from operations . . . . . . . . . . . .     (65,071)     (56,292)
                                                  -----------  -----------

Other income (expenses):
  Interest and other income. . . . . . . . . . .       6,916        4,710
  Realized loss on marketable equity securities.    (171,928)     (34,049)
  Unrealized gain (loss) on marketable equity
    securities . . . . . . . . . . . . . . . . .     245,542      (79,280)
  Interest expense . . . . . . . . . . . . . . .        (243)           -
                                                  -----------  -----------

    Total other income . . . . . . . . . . . . .      80,287     (108,619)
                                                  -----------  -----------

    Net income (loss). . . . . . . . . . . . . .  $   15,216   $ (164,911)
                                                  ===========  ===========

Net income (loss) per common share . . . . . . .  $     0.00   $    (0.02)
                                                  ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding . . .   8,534,257    8,534,257
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

See  Selected  Notes  to  Consolidated  Financial  Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                   NINE MONTHS ENDED
                                                       MARCH 31,
                                                ------------------------
                                                    1999         1998
                                                -----------  -----------
Revenues:
  Mining royalty income, net . . . . . . . . .  $   49,500   $   76,500
                                                -----------  -----------
Costs and expenses:
  Property lease expenses. . . . . . . . . . .       6,016        3,079
  Depreciation, depletion and amortization . .       6,543       24,000
  General and administrative . . . . . . . . .     204,214       66,072
                                                -----------  -----------
    Total costs and expenses . . . . . . . . .     216,773       93,151
                                                -----------  -----------
    Loss from operations . . . . . . . . . . .    (167,273)     (16,651)
                                                -----------  -----------

Other income (expenses):
  Interest and other income. . . . . . . . . .      48,087        9,284
  Realized gain (loss) on marketable equity
    securities . . . . . . . . . . . . . . . .    (208,944)     121,968
  Unrealized gain (loss) on marketable equity
    securities . . . . . . . . . . . . . . . .     302,314      (79,280)
  Interest expense . . . . . . . . . . . . . .      (1,202)        (769)
                                                -----------  -----------

    Total other income . . . . . . . . . . . .     140,255       51,203
                                                -----------  -----------

    Net income (loss). . . . . . . . . . . . .  $  (27,018)  $   34,552
                                                ===========  ===========

Net income (loss) per common share . . . . . .  $    (0.00)  $     0.00
                                                ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding . .   8,534,257    8,534,257
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

            See  Selected  Notes  to  Consolidated  Financial  Statements.

                           COBB RESOURCES CORPORATION

               CONSOLIDATED  CONDENSED  STATEMENT  OF  CASH  FLOWS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                       MARCH 31,
                                                   --------------------
                                                    1999         1998
                                                   --------    --------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . .  $(27,018)  $ 34,552
  Adjustments to reconcile net income
    net cash provided by (used in) operating
    activities: . . . . . . . . . . . . . . . . .    11,319    (33,395)
                                                   ---------  ---------
      Net cash provided by (used in) operating
        activities. . . . . . . . . . . . . . . .   (15,699)     1,157
                                                   ---------  ---------
Cash flows from investing activities:
  Maturity of certificate of deposit. . . . . . .    10,127        -
  Purchase of property and equipment. . . . . . .   (38,386)   (38,058)
                                                   ---------  ---------
      Net cash used in investing activities . . .   (28,259)   (38,058)
                                                   ---------  ---------
Cash flows from financing activities:
  Principal payments on notes payable . . . . . .    (5,331)    (7,157)
                                                   ---------  ---------
      Net cash used in financing activities . . .    (5,331)    (7,157)
                                                   ---------  ---------
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . .   (49,289)   (44,058)
Cash and cash equivalents at beginning
  of period . . . . . . . . . . . . . . . . . . .   179,588    419,280
                                                   ---------  ---------
Cash and cash equivalents at end of period. . . .  $130,299   $375,222
                                                   =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense. . . . . . . . . .  $  1,202   $    -
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

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the unaudited financial statements and the notes thereto included in the Company's audited Form 10-KSB for the year ended June 30, 1998.

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

(3)     RECLASSIFICATIONS
        -----------------

     Certain amounts included in the financial statements for the nine months ended March 31, 1998 have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     The following discussion should be read in conjunction with the Company's unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the unaudited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in the Company's 10-K for the year ended June 30, 1998. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

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

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     In conjunction with its current business objectives, the Company has terminated all cost for full-time employees. The Company anticipates that for the near term, the Company's operating expenditures will continue to be strictly limited.

     Cash and cash equivalents decreased from $179,588 to $130,299, a net decrease of $49,289 for the nine months ended March 31, 1999. Such decrease resulted from the loss on sale of certain marketable equity securities. For the nine months ended March 31, 1999 the Company used $15,699 of cash from operating activities compared to cash provided by operating activities of $1,157 for the prior year nine months. On a consolidated basis as of March 31, 1999 the Company had working capital of $646,909 compared to working capital of $672,110 as of June 30, 1998.

     At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several non-producing oil and gas prospects and its royalty interest in the Copper Flat property.

     In April 1999, the operator of the copper flat property filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a result of this reorganization, the Company fully reserved $49,500 of royalties receivable recognized by the Company during the nine months ended March 31, 1999.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON  OF  THE  NINE  MONTHS  ENDED  MARCH  31,  1999  AND  1998
---------------------------------------------------------------------

     The Company reported mining royalty income of $49,500 and $76,500, respectively, for the nine months ended March 31, 1999 and 1998. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 in the Company's Annual Report on Form 10K. Interest and other income increased to $48,087 for the nine months ended March 31, 1999 compared to $9,284 for the nine months ended March 31, 1998. The increase was primarily the result of lease payments from oil and gas properties received in the nine months ended March 31, 1999.

     Depreciation, depletion and amortization was $6,543 and $24,000 for the nine months ended March 31, 1999 and 1998, respectively. General and administrative expenses increased to $204,214 for the nine months ended March 31, 1999 compared to $66,072 for the prior nine months. The increase was the result of (i) a $49,500 provision for bad debts recognized during the quarter ended March 31, 1999; (ii) the Company paying a larger amount of fees for legal and other professional services; and (iii) higher officer compensation in the nine months ended March 31, 1999. General and administrative expenses for the nine months ended March 31, 1999 and 1998 primarily include administrative, legal, consulting and other professional services, officer compensation, bad debt and general expenses.

     The Company realized a net loss on the sale of marketable equity securities for the nine months ended March 31, 1999 of $208,944 compared to a net gain of $121,968 in the nine months ended March 31, 1998. Such current year losses resulted from the sale of various common stocks.

     The Company had net unrealized gain on marketable equity securities for the nine months ended March 31, 1999 of $302,314 compared to a loss of $79,280 in the nine months ended March 31, 1998.

     Primarily reflecting the factors discussed above, the Company reported net loss of $27,018 for the nine months ended March 31, 1999 compared to a net income of $34,552 for the nine months ended March 31, 1998.

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

     Based on ongoing assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that for applications in which computer systems are utilized, such computer systems will function properly with respect to dates in the year 2000.

     INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD LOOKING STATEMENTS
     ---------------------------------------------------------------------------

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

                           PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          -------------------------------------

     (a)  Exhibits

          Financial Data Schedule.

     (b)  Reports  on  Form  8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COBB  RESOURCES  CORPORATION



Date:  May  13,  1999                        By: /s/  Charles  Cobb,  IV
       --------------                           --------------------------
                                             Charles  Cobb,  IV
                                             President
                                             Principal  Financial  Officer