Form 10KSB
period 1999-06-30
COBB RESOURCES CORP
filed 1999-10-13
CIK 49444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM  10-KSB


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

     As of September 9, 1999, there were outstanding 8,534,257 shares of the registrant's $.10 par value Common Stock. The aggregate market value of the common stock held by non-affiliates was approximately $212,500. The Company's revenues for the year ended June 30, 1999 were $57,757.

                                Table of Contents


PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   6

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .   6

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters. . . . . . . . . . . . . . . .   7

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . .   7

Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . .  11

Item 8.  Changes in and Disagreements with Accountant
         on Accounting and Financial Disclosure . . . . . . . . . . . .  11

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act. . . . . . .  11

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . .  12

Item 11. Security Ownership of Certain Beneficial Owners and Management  13

Item 12. Certain Relationships and Related Transactions . . . . . . . .  13

Item 13. Exhibits, and Reports on Form 8-K. . . . . . . . . . . . . . .  14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                     PART I

ITEM  1.     BUSINESS

GENERAL

     Cobb Resources Corporation (the "Company"), a New Mexico corporation, has been active in the mining and oil and gas sectors. The Company owns royalty interests and leases.

MINING  SECTOR

     The Company owns a royalty interest in its Copper Flat property in New Mexico, and a minimal interest in a limestone mineral prospect. Pursuant to an agreement with Hydro Resources Corporation ("Hydro") , a New Mexico corporation owned substantially by Mr. George O. Lotspeich, the former President and a former director of the Company , the Company sold the Copper Flat property in July 1989 to Copper Flat Mining Company, Ltd., a Colorado corporation ("CFMC"). Proceeds to the Company which were paid at closing included the first year's annual minimum royalty of $150,000 and an expense reimbursement of $25,000. The agreement with CFMC provides for continuing minimum annual royalty payments of $150,000 until production begins. Thereafter royalties are 2-1/2% Net Smelter Return ("NSR") until the earlier of payout or five years and 5% NSR thereafter. NSR refers to gross proceeds from sales of concentrates less transportation costs and penalties. After the initial royalty payment to the Company of $150,000, the Company and Hydro were to each receive 50% of all future payments, after reimbursement of expenses. In an agreement entered into between the Company and Hydro dated April 5, 1991, Hydro reconveyed a portion of its royalty and reversionary rights in the Copper Flat property to the Company. As a result, the Company will receive 51% of all future royalty payments after reimbursement of expenses, and Hydro will receive the remaining 49% of each royalty payment. In the event the Copper Flat property reverts under the agreement with CFMC, the Company and Hydro would receive a 51% and a 49% interest, respectively, in the property. Annual royalty payments from the Copper Flat property are due and payable not later than September 30 of each year, although such payment may be paid within a 60 day grace period following written notification and demand.

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

     However, in April 1999, the operator of the Copper Flat property filed for reorganization under Chapter 11 of the Federal Bankruptcy Code and the matter is still pending. As a result of such reorganization at June 30, 1999, the Company fully reserved $60,000 of royalties receivable previously accrued.

OIL  AND  GAS  SECTOR

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

EMPLOYEES

     At June 30, 1999, the Company had one full time employee. In addition, the Company periodically employs part time personnel and retains outside professionals which provide accounting, legal, administrative and other services.

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

OFFICE  FACILITIES

     The Company maintains its corporate offices at 302 East Jackson, West Columbia, Texas 77486. The Company rents approximately 450 square feet at this location and pays $639.33 per month for rent (approximately $8,000 per year) pursuant to an informal month to month lease with the Company's president. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

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

     The Company was formerly a participant in the Alma Mine Joint Venture ("AMV") and London Mine Joint Venture ("LMV"). The Company was notified by the operator of ("LMV") that on December 8, 1991, the venture had received a notice of violation from the Colorado Department of Health ("Department") in connection with alleged noncompliance with certain amended standards of water discharge permits at the London Mine from July 1991 through October 1991. The London Mine was operated during this period by the operators of each of the AMV and the LMV. The notice of violation included a cease and desist order with respect to further violations and notes the possibility of imposition of significant fines. To date, while the Department has not assessed any fines, the Company is not able to assess fully the extent to which, if any remedial action is determined to be necessary, the Company may be held responsible for any such required remediation, and there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company in the future.

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

                    HIGH    LOW
QUARTER ENDED        BID    BID
September 30, 1997  $0.12  $0.06
December 31, 1997.  $0.12  $0.06
March 31, 1998 . .  $0.12  $0.06
June 30, 1998. . .  $0.09  $0.06

September 30, 1998  $ .17  $ .06
December 31, 1998.  $ .12  $ .10
March 31, 1999 . .  $ .12  $ .08
June 30, 1999. . .  $ .12  $ .08

     As of September 10, 1999, the closing bid price of the common stock of the Company was $.05, there were approximately 1143 shareholders of record of the Company's Common Stock. The Company's transfer agent is C/W Registrar & Transfer Agency, Inc., in care of Securities Transfer Corporation, 16910 Dallas Parkway, Suite 100, Dallas, Texas 75248.

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

INFORMATION  REGARDING  AND  FACTORS  AFFECTING  FORWARD-LOOKING  STATEMENTS

     The Company is including the following cautionary statement for any forward-looking statements made by, or on behalf of, the Company.
Forward-looking statements include statement concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-KSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result, be achieved, or be accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause material adverse affects on the Company's financial condition and results of operations: the ability of the Company to maintain its rights in its mineral and oil and gas interests and properties; and competitive factors and commodity pricing on minerals. The Company has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

OVERVIEW

     Cobb Resources Corporation's (the "Company") operations are funded primarily through internally generated funds from operations and the sale of certain marketable equity securities. Management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

RESULTS  OF  OPERATIONS

1999  COMPARED  TO  1998

     The Company reported copper royalty income of $76,500 for each of the years ended June 30, 1999 and 1998, reflecting the Company's proportionate share of the annual minimum royalty payment related to its interest in the Copper Flat property. Such royalty income was accrued, but $60,000 of royalties receivable were reserved when the operator of Copper Flat fled for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code. Interest and other income increased to $41,257 for the year ended June 30, 1999, as compared to $20,985 for the year ended June 30, 1998 due to lease rentals on certain oil and gas properties. Interest income remained consistent for 1998 as compared to 1997.

     The Company incurred oil and gas property lease expenses of $4,163 during the year ended June 30, 1999 as compared to $10,411 for the year ended June 30, 1998, due to reduced lease activity. Depreciation, depletion and amortization was $8,724 for the current year as compared to $8,675 for the prior year. Depreciation expense remained constat due to a stable equipment base. General and administrative expenses were $215,686 for the current year and $327,158 for the previous year. These expenses decreased significantly as a result of a reduction in officers salaries and professional fees. This significant decrease was partially offset by a $72,500 provision for bad debts.

     The Company realized net losses on the sale of marketable equity securities for the year ended June 30, 1999 of $219,515 compared to net losses of $157,424 for the year ended June 30, 1998. The Company had net unrealized losses on marketable equity securities of $6,936 for the year ended June 30, 1999 as compared to unrealized gain of $104,173 for the year ended June 30, 1998. The performance by the Company's investment in marketable equity securities had a significant negative impact on the Company's operating results in 1999.

     Reflecting the factors discussed above, the Company reported a net loss of $442,044 for the year ended June 30, 1999 compared to a net loss of $305,467 for the year ended June 30, 1998.

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

     However, in April 1999, the operator of the Copper Flat property filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This matter is still pending. As a result of this reorganization, the Company fully reserved $49,500 of royalties receivable recognized by the Company during the nine months ended March 31, 1999.

     The Company/Hydro also granted Alta a Right of First Refusal on the royalty interest held. Alta will have sixty days from the date it is notified to exercise its Right of First Refusal. The Right of First Refusal granted will have a term of 10 years from the date Alta exercises its option to purchase the Copper Flat property.

     In 1998, in conjunction with its reorientation of its business objectives, the Company terminated all cost for full-time employees and entered into a contract for the sale of its New Mexico office building. The sale transaction was completed in August 1996 with the Company receiving net proceeds of $92,294. The Company anticipates that for the near term, the Company's operating expenditures will continue to be strictly limited and that cash proceeds from sale of common stock in Alta and from sale of its New Mexico office building will provide adequate working capital to sustain the Company's operations.

     At June 30, 1999, the Company had cash and cash equivalents of $70,906 as compared to $179,588 at June 30, 1998, representing a net decrease of $108,682. During the year ended June 30, 1999, the Company used $84,825 of cash in operating activities as compared to $179,056 during the year ended June 30, 1998. The decreased use of cash in operations was primarily the result of a reduction in salaries to officers and a reduction in professional fees. However, the Company's investment in marketable equity securities yielded substantial losses in 1999 and was primarily responsible for a $415,478 decline in working capital at June 30, 1999 as compared to June 30, 1998.

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

     Based on its assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue have not and will not be significant and will not exceed $5,000.

     The Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to third parties.

ITEM  7.     FINANCIAL  STATEMENTS

     The information required hereunder is included in this report as set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

The following table sets forth the directors and executive officers of the Company

NAME              AGE            POSITION
----------------  ---  ----------------------------
Charles Cobb IV.   69  Chairman, President and CEO,
                       Chief Accounting Officer
H. Wesley Griggs   51  Director
Christy Foster .   30  Director

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors. Mr. Cobb is the father of Ms. Foster. Mr. Cobb is the uncle of Mr. Griggs. Ms. Foster and Mr. Griggs are cousins.

BIOGRAPHIES

     Charles Cobb IV serves as Chairman, President and CEO of the Company. He has been a Director and the President of the Company since 1992.

     H. Wesley Griggs has been a Director of the Company since 1992. He has been an attorney since 1974. Mr. Griggs has a B.A. Degree from Rice University and a J.D. Degree from the University of Texas.

     Christy Foster has been a Director of the Company since 1992. From 1992 until 1993, Ms. Foster was a travel agent with CUC International. During 1994, Ms. Foster attended Sam Houston State University. During 1995, Ms. Foster was with Court's Saddlery in a sales position. During 1996, Ms. Foster attended Stephen F. Austin State University. From 1997 through the present, Ms. Foster has been employed at East Texas Tack and Veterinarian Supply.

CERTAIN  SECURITIES  FILINGS

     The Company believes that the reports required by Section 16(a) of the Exchange Act have been filed timely by Messrs. Cobb and Griggs and Ms. Foster.

ITEM  10.     EXECUTIVE  COMPENSATION

                                 SUMMARY  COMPENSATION  TABLE

                                                        LONG-TERM
                                                   COMPENSATION  AWARDS
                                                                                   ALL
                                                              SECURITIES  PAYOUTS  OTHER
NAME AND               ANNUAL COMPENSATION        RESTRICTED  UNDERLYING           COM-
PRINCIPAL                                           STOCK     OPTIONS/     LTIPS   PENSA-
POSITION         YEAR  SALARY    BONUS     OTHER    AWARDS    SARS        PAYOUTS  TION
Charles          1999  $108,737     -0-      -0-         -0-         -0-     -0-     -0-
Cobb IV          1998  $127,235     -0-      -0-         -0-         -0-     -0-     -0-
CEO              1997    63,420     -0-      -0-         -0-         -0-     -0-     -0-

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 9, 1999 respect to the beneficial ownership of shares of Common Stock by (I) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all executive officers and directors of the Company as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.

                                   NUMBER OF    PERCENT Of CLASS
NAME                             SHARES OWNED    OF COMMON STOCK
-------------------------------  -------------  -----------------
Charles Cobb IV . . . . . . . .  4,250,000 (1)              49.8%
302 East Jackson
West Columbia, Texas 77486

H. Wesley Griggs. . . . . . . .           -0-                -0-
302 East Jackson
West Columbia, Texas 77486

Christy Foster. . . . . . . . .           -0-                -0-
302 East Jackson
West Columbia, Texas 77486

All Directors and Executive
Officers as a group (3 persons)     4,250,000               49.8%

_________________
(1) Includes an option to purchase 250,000 shares of the Company's common stock at an exercise price of $0.06 per share which expires on July 10, 2004.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The current Board of Directors of the Company has adopted a policy that Company affairs will be conducted in all respects by standards applicable to publicly-held corporations.

     The Company maintains its corporate offices at 302 East Jackson, West Columbia, Texas 77486, which is the home of the president of the Company, Mr. Charles Cobb, who also owns 49.8% percent of the common stock of the Company. This arrangement is of an indefinite duration. During fiscal 1998 and 1999, the Company paid $7,675 in rent for its offices. The Company believes that the terms and conditions of this arrangement were no less as favorable to the Company than terms attainable from unaffiliated third parties. The Company believes that its properties are suitable and adequate for its present and contemplated operations.

     H. Wesley Griggs, a director and legal counsel to the Company, borrowed $60,000 from the Company. Mr. Grigs executed a promissory note in the principal face amount of $60,000 payable to the Company. This note bears interest at the rate of 12% per annum. This note matures on December 31, 1999. The Company believes that the terms and conditions of this arrangement were no less as favorable to the Company than terms attainable from unaffiliated third parties.

ITEM  13.     EXHIBITS  REPORTS  ON  FORM  8-K.

(a)    EXHIBITS
3.1     *     Articles  of  Incorporation  as  amended
3.2     *     Bylaws
10.1    *     Alta  Gold  Company  Agreement
10.2    *     Royalty  Deed  related  to  Exhibit  10.1
27.1    **    Financial  Data  Schedule
_______________________
     * Incorporated by reference to the Company's Annual Report on Form 10-K Amendment Number One for the fiscal year ended June 30, 1997, as filed with the Commission on July 16, 1998.
     **    Filed  herewith

(b)    REPORTS  ON  FORM  8-K

       No reports on Form 8-K were filed during the Company's last fiscal quarter of 1999.

                                   SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 11, 1999.


                                   COBB  RESOURCES  CORPORATION
                              By:  /s/  Charles  Cobb  IV
                              -------------------------------
                                   Charles  Cobb,  IV
                                   Director,  President  and
                                   Chief  Accounting  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

October  11,  1999            By:  /s/  Charles  Cobb  IV
                              -------------------------------
                                   Charles  Cobb,  IV
                                   Director,  President  and
                                   Chief  Accounting  Officer

October  11,  1999            By:  /s/  H.  Wesley  Griggs
                              -------------------------------
                                   H.  Wesley  Griggs
                                   Director

October  11,  1999            By:  /s/  Christy  Foster
                              -------------------------------
                                   Christy  Foster
                                   Director

                           COBB RESOURCES CORPORATION
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                       WITH REPORT OF INDEPENDENT AUDITORS
                   AS OF JUNE 30, 1999 AND FOR THE YEARS ENDED
                             JUNE 30, 1999 AND 1998

                           COBB RESOURCES CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                  PAGE(S)
                                                  -------
Report of Independent Auditors . . . . . . . . . .  F-2

Audited Financial Statements

  Consolidated Balance Sheets as of June 30, 1999.  F-3

  Consolidated Statements of Operations for the
    years ended June 30, 1999 and 1998 . . . . . .  F-4

  Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999 and 1998 . . F-5

  Consolidated Statements of Cash Flows for the
    years ended June 30, 1999 and 1998 . . . . . .  F-6

Notes to Consolidated Financial Statements . . . .  F-7

                         REPORT OF INDEPENDENT AUDITORS



Board  of  Directors  and  Stockholders
Cobb  Resources  Corporation


We have audited the accompanying consolidated balance sheets of Cobb Resources Corporation as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cobb Resources Corporation as of June 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue has a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.

Houston,  Texas
September  23,  1999

                           COBB RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1999
                                   __________

     ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . .  $    70,906
  Marketable equity securities. . . . . . .      138,257
  Notes receivable. . . . . . . . . . . . .       60,000
  Accrued interest receivable . . . . . . .       14,664
                                             ------------

    Total current assets. . . . . . . . . .      283,827

Property and equipment, net . . . . . . . .       17,243
Non-producing oil and gas properties. . . .      133,503
                                             ------------

      Total assets. . . . . . . . . . . . .  $   434,573
                                             ============


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt. . . . . . . . . . . . .  $     7,195
  Accounts payable and accrued liabilities.       10,000
                                             ------------

    Total current liabilities . . . . . . .       17,195

Long-term debt, net of current portion. . .          630
                                             ------------

      Total liabilities . . . . . . . . . .       17,825
                                             ------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.10 par value; 25,000,000
    shares authorized; 8,534,257 shares
    issued and outstanding at June 30, 1999      853,426
  Additional paid-in capital. . . . . . . .    6,156,172
  Accumulated deficit . . . . . . . . . . .   (6,592,850)
                                             ------------

    Total stockholders' equity. . . . . . .      416,748
                                             ------------

      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . .  $   434,573
                                             ============

                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                   __________


                                        1999         1998
                                     -----------  -----------
Revenues:
  Mining royalty income, net. . . .  $   76,500   $   76,500
  Interest and other income . . . .      41,257       20,985
  Unrealized gain on marketable
    equity securities . . . . . . .           -      104,173
                                     -----------  -----------

    Total revenues. . . . . . . . .     117,757      201,658
                                     -----------  -----------

Costs and expenses:
  Property lease expenses . . . . .       4,163       10,411
  Dry hole expense. . . . . . . . .      26,405            -
  Loss on sale of property. . . . .      16,965            -
  Depreciation expense. . . . . . .       8,724        8,675
  General and administrative. . . .     275,686      327,158
  Realized loss on marketable
    equity securities . . . . . . .     219,515      157,424
  Unrealized loss on marketable
    equity securities . . . . . . .       6,936            -
  Interest expense. . . . . . . . .       1,407        3,457
                                     -----------  -----------

    Total costs and expenses. . . .     559,801      507,125
                                     -----------  -----------

Net loss. . . . . . . . . . . . . .  $ (442,044)  $ (305,467)
                                     ===========  ===========

Basic and diluted net loss per
  common share. . . . . . . . . . .  $    (0.05)  $    (0.04)
                                     ===========  ===========

Weighted average shares outstanding   8,534,257    8,534,257
                                     ===========  ===========

                 See Notes to Consolidated Financial Statements.

                                             COBB RESOURCES CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                                     __________


                                                  ADDITIONAL                               RECEIVABLE
                                COMMON STOCK        PAID-IN     ACCUMULATED    TREASURY       FROM
                             ---------  --------
                              SHARES     AMOUNT     CAPITAL       DEFICIT       STOCK      STOCKHOLDER      TOTAL
                             ---------  --------  -----------  -------------  ----------  -------------  -----------
Balance at June 30, 1997,
  as restated . . . . . . .  8,534,257  $853,426  $ 6,156,172  $ (5,845,339)  $  (6,000)  $    (98,571)  $1,059,688

Payments from stockholder,
  net . . . . . . . . . . .          -         -            -             -           -         98,571       98,571

Net loss for the year
  ended June 30, 1998 . . .          -         -            -      (305,467)          -              -     (305,467)
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1998. .  8,534,257   853,426    6,156,172    (6,150,806)     (6,000)             -      852,792

Treasury stock issued to
  an officer/stockholder
  as compensation (60,000
  shares) . . . . . . . . .          -         -            -             -       6,000              -        6,000

Net loss for the year
  ended June 30, 1999 . . .          -         -            -      (442,044)          -              -     (442,044)
                             ---------  --------  -----------  -------------  ----------  -------------  -----------

Balance at June 30, 1999. .  8,534,257  $853,426  $ 6,156,172  $ (6,592,850)  $       -   $          -   $  416,748
                             =========  ========  ===========  =============  ==========  =============  ===========

                 See Notes to Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                   __________


                                                      1999        1998
                                                   ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . .  $(442,044)  $(305,467)
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation expense. . . . . . . . . . . . .      8,724       8,675
    Loss on sale of property. . . . . . . . . . .     16,965           -
    Realized loss on marketable equity
      securities. . . . . . . . . . . . . . . . .    219,515     157,424
    Unrealized loss (gain) on marketable
      equity securities . . . . . . . . . . . . .      6,936    (104,173)
    Dry hole expense. . . . . . . . . . . . . . .     26,405           -
    Bad debt expense. . . . . . . . . . . . . . .     72,500           -
    Issuance of treasury stock for compensation .      6,000           -
    Changes in operating assets and
      liabilities:
      Decrease in marketable equity
        securities. . . . . . . . . . . . . . . .      7,852      93,068
      Increase in accrued interest
        receivable. . . . . . . . . . . . . . . .     (7,678)     (6,986)
      Decrease in accounts payable and
        accrued liabilities . . . . . . . . . . .          -     (21,597)
                                                   ----------  ----------

        Net cash used in operating activities . .    (84,825)   (179,056)
                                                   ----------  ----------

Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . .    (55,551)    (38,518)
  Proceeds from sale of oil and gas
    properties. . . . . . . . . . . . . . . . . .     28,718           -
  Proceeds from certificate of deposits . . . . .     10,000           -
  Increase in receivable from a stockholder . . .          -      (2,914)
                                                   ----------  ----------

        Net cash used in investing activities . .    (16,833)    (41,432)
                                                   ----------  ----------

Cash flows from financing activities:
  Principal payments on notes payable . . . . . .     (7,024)    (19,204)
                                                   ----------  ----------

        Net cash used in financing activities . .     (7,024)    (19,204)
                                                   ----------  ----------

Net decrease in cash and cash equivalents . . . .   (108,682)   (239,692)

Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . . . . .    179,588     419,280
                                                   ----------  ----------

Cash and cash equivalents at end of period. . . .  $  70,906   $ 179,588
                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense. . . . . . . . . .  $   1,407   $   3,457
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

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________


2.     NOTES  RECEIVABLE
       -----------------

Notes  receivable  as  of  June  30,  1999  consists  of  the  following:

                                   CURRENT    NON-CURRENT
                                   --------  -------------
  Notes receivable. . . . . . . .  $ 60,000  $     12,500
  Allowance for doubtful accounts         -       (12,500)
                                   --------  -------------

                                   $ 60,000  $          -
                                   ========  =============

The $60,000 note receivable is due from the Company's primary legal counsel, who is also a member of the Company's board of directors. Such note is uncollateralized, bears interest at 12% per year and is due December 31, 1999. (See Note 9)


3.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  as  of  June  30,  1999  consists  of  the  following:

  Vehicles. . . . . . . . . . .  $ 43,106
  Furniture and fixtures. . . .       518
                                 ---------

                                   43,624

  Less accumulated depreciation   (26,381)
                                 ---------

                                 $ 17,243
                                 =========

4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT
       ------------------------------------

Notes  payable  and long-term debt as of June 30, 1999 consist of the following:

  Bank note payable in monthly install-
    ments of $633, including interest
    at 8.75%, through August 2000,
    collateralized by a vehicle . . . .  $ 7,825
                                         --------

                                           7,825
  Less current portion. . . . . . . . .   (7,195)
                                         --------

                                         $   630
                                         ========

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED
       ------------------------------------------------

Future  annual  maturities  of  long-term  debt at June 30, 1999 are as follows:

 YEAR ENDING
  JUNE 30,
 ------------
        2000  $      7,195
        2001           630
              ------------

              $      7,825
              ============

5.     INCOME  TAXES
       -------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1999 were as follows:

  Deferred tax assets:
    Net operating loss carryforwards  $1,029,507
    General business tax credit
      carryforward . . . . . . . . .      10,374
    Cumulative unrealized losses on
      marketable equity securities .       2,358
                                      ----------

      Total deferred tax assets. . .   1,042,239

    Valuation allowance on deferred
      tax assets . . . . . . . . . .   1,042,239
                                      ----------

  Net deferred tax assets. . . . . .  $        -
                                      ==========

The difference between the Federal statutory rate and the Company's effective income tax rate as of June 30, 1999 is as follows:

  Benefit at Federal statutory rate  $(150,295)  (34)%

  Change in valuation allowance . .   (126,857)  (29)%

  Expiration of net opera-
    ting loss and tax credit
    carryforwards and other . . . .    277,152    63 %
                                     ----------  -----

                                     $       -     - %
                                     ==========  =====

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

5.     INCOME  TAXES,  CONTINUED
       -------------------------

At June 30, 1999, for federal income tax reporting purposes, the Company has approximately $3,000,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire during the years 2000 to 2019. The benefit from utilization of net operating loss carryforwards could be subject to limitations if significant ownership changes occur in the Company.

6.     CONTINGENCIES
       -------------

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

                           COBB RESOURCES CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   __________

7.     GOING  CONCERN  CONSIDERATIONS
       ------------------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 1999 and 1998, the Company incurred losses of $442,044 and $305,467, respectively, and at June 30, 1999 the Company had an accumulated deficit of $6,592,850.

In addition, as described in Note 7, the Company's primary source of income, copper royalties, has become questionable because the company paying the royalties, Alta Gold Company, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 1999. (See Note 8)

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

8.     MAJOR  CUSTOMERS
       ----------------

During the years ended June 30, 1999, and 1998, the Company received 100% of its mining royalty income from a single U.S. mining company, Alta Gold Company ("Alta"). In April 1999, Alta filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. This matter is still pending; however, as a result of this reorganization, the Company fully reserved $60,000 of royalties receivable recognized during the year ended June 30, 1999.

9.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

Notes receivable at June 30, 1999 includes a $60,000 note receivable from a director of the Company. This note originated in connection with cash advances to the director and the sale of certain oil and gas properties. The note bears interest at 12% per year and is due December 31, 1999. (See Note 2)

The Company maintains its corporate offices in the home of the Company's president and most significant shareholder. During the years ended June 30, 1999 and 1998, the Company paid approximately $7,675 in rent expense to this individual.

10.    IMPACT OF YEAR 2000
       -------------------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of business activities.

     Based on its assessments, the Company believes that no significant modifications of existing computer software will be required. The Company believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company also believes that costs related to the Year 2000 issue have not and will not be significant and will not exceed $5,000.

     The Company has assessed its relationships with significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. Based on these assessments, management believes that significant exposure does not exist with respect to third parties.

11.    STOCK OPTIONS
       -------------

The Company periodically issues incentive stock options to key employees, officers, and directors to provideadditional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is determined by the fair market value of the stock on the date of grant. At June 30, 1999, 1998 and 1997, the Company had outstanding 250,000 currently exercisable options with an exercise price of $0.06 per share, expiring in July 2004. Such options were issued prior to January 1, 1996.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options on the date of grant, no compensation expense has been recognized.