Form 10QSB
period 1999-09-30
COBB RESOURCES CORP
filed 1999-11-12
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities  registered  pursuant               Common Stock, $.10  par  value
to Section 12(g) of the Act:                        (Title  of  Class)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Applicable  Only  to  Corporate  Issuers

     At November 10, 1999, approximately 8,534,257 shares of common stock, $.10 par value, were outstanding.

     Transitional  Small Business Disclosure Format (check one);  Yes [ ] No [X]

                                    CONTENTS
                                    --------

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

Item  1.     Financial  Statements

     Consolidated  Balance  Sheets  as  of  September 30, 1999 and June 30, 1999

     Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998

     Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1999 and 1998

     Selected  Notes  to  Consolidated  Financial  Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II  -  OTHER  INFORMATION
-------------------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                           COBB RESOURCES CORPORATION

                                TABLE OF CONTENTS

              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                                    PAGE
                                                    ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
  September 30, 1999 and June 30, 1999 . . . . . .  F-1

Consolidated Condensed Statements of Operations
  for the three months ended September 30, 1999
  and 1998 . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Condensed Statements of Cash Flows
  for the three months ended September 30, 1999
  and 1998 . . . . . . . . . . . . . . . . . . . .  F-3

Selected Notes to Consolidated Condensed Financial
  Statements . . . . . . . . . . . . . . . . . . .  F-4

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations. .  F-5

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . .  F-8

Signature Page . . . . . . . . . . . . . . . . . .  F-9

Exhibit 27 - Financial Data Schedule . . . . . . .  F-10

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
-------      ---------------------

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                SEPTEMBER 30,     JUNE 30,
                                                    1999            1999
                 ASSETS                          (UNAUDITED)       (NOTE)
---------------------------------------------  ---------------  ------------
Current assets:
  Cash and cash equivalents . . . . . . . . .  $       22,097   $    70,906
  Marketable equity securities, trading . . .          80,639       138,257
  Notes receivable. . . . . . . . . . . . . .          60,000        60,000
  Accrued interest receivable . . . . . . . .          16,922        14,664
                                               ---------------  ------------

    Total current assets. . . . . . . . . . .         179,658       283,827

Property and equipment, net . . . . . . . . .          15,062        17,243
Non-producing oil and gas properties. . . . .         133,503       133,503
                                               ---------------  ------------

      Total assets. . . . . . . . . . . . . .  $      328,223   $   434,573
                                               ===============  ============


    LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt. . . . . . . . . . . . . .  $        6,093   $     7,195
  Accounts payable and accrued liabilities. .          10,000        10,000
                                               ---------------  ------------

    Total current liabilities . . . . . . . .          16,093        17,195

Long-term debt, net of current portion. . . .               -           630
                                               ---------------  ------------

      Total liabilities . . . . . . . . . . .          16,093        17,825
                                               ---------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; authorized
    25,000,000 shares; issued and outstanding
    8,534,257 shares at September 30, 1999
    and June 30, 1999 . . . . . . . . . . . .         853,426       853,426
  Additional paid-in capital. . . . . . . . .       6,156,172     6,156,172
  Accumulated deficit . . . . . . . . . . . .      (6,697,468)   (6,592,850)
                                               ---------------  ------------

     Total stockholders' equity . . . . . . .         312,130       416,748
                                               ---------------  ------------

                                               $      328,223   $   434,573
                                               ===============  ============

NOTE: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See Selected Notes to Consolidated Condensed Financial Statements.

                           COBB RESOURCES CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            ------------------------
                                               1999         1998
                                            -----------  -----------
Revenues:
  Mining royalty income, net . . . . . . .  $        -   $   16,500
                                            -----------  -----------

Costs and expenses:
  Property lease expenses. . . . . . . . .           -        7,869
  Depreciation, depletion and amortization       2,181        2,181
  General and administrative . . . . . . .      54,927       60,683
                                            -----------  -----------

    Total costs and expenses . . . . . . .      57,108       70,733
                                            -----------  -----------

      Loss from operations . . . . . . . .     (57,108)     (54,233)
                                            -----------  -----------

Other income (expenses):
  Interest and other income. . . . . . . .       2,941       13,326
  Realized loss on marketable equity
    securities . . . . . . . . . . . . . .     (12,060)     (47,386)
  Unrealized loss on marketable equity
    securities . . . . . . . . . . . . . .     (38,225)     (59,884)
  Interest expense . . . . . . . . . . . .        (166)        (668)
                                            -----------  -----------

    Total other expense. . . . . . . . . .     (47,510)     (94,612)
                                            -----------  -----------

    Net loss . . . . . . . . . . . . . . .  $ (104,618)  $ (148,845)
                                            ===========  ===========

Net loss per common share. . . . . . . . .  $    (0.01)  $    (0.02)
                                            ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding   8,534,257    8,534,257
                                            ===========  ===========

NOTE: The company's financial statements include no additional element of comprehensive income. Accordingly, comprehensive income and net income are identical.

       See Selected Notes to Consolidated Condensed Financial Statements.

                           COBB RESOURCES CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . .  $(104,618)  $(148,845)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:. . . . . . . . . . . . .     57,541     164,927
                                                    ----------  ----------
      Net cash provided by (used in)
        operating activities . . . . . . . . . . .    (47,077)     16,082
                                                    ----------  ----------

Cash flows from investing activities:
  Purchase of property and equipment, net. . . . .          -     (29,833)
                                                    ----------  ----------

      Net cash used in investing activities. . . .          -     (29,833)
                                                    ----------  ----------

Cash flows from financing activities:
  Principal payments on notes payable. . . . . . .     (1,732)     (2,060)
                                                    ----------  ----------

      Net cash used in financing
        activities . . . . . . . . . . . . . . . .     (1,732)     (2,060)
                                                    ----------  ----------

Net decrease in cash and cash equivalents. . . . .    (48,809)    (15,811)

Cash and cash equivalents at beginning
  of period. . . . . . . . . . . . . . . . . . . .     70,906     179,588
                                                    ----------  ----------

Cash and cash equivalents at end of
  period . . . . . . . . . . . . . . . . . . . . .  $  22,097   $ 163,777
                                                    ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense . . . . . . . . . .  $     166   $     668
                                                    ==========  ==========

       See Selected Notes to Consolidated Condensed Financial Statements.

                           COBB RESOURCES CORPORATION

          SELECTED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the unaudited financial statements and the notes thereto included in the Company's unaudited Form 10-K for the year ended June 30, 1999.

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
         OF  OPERATIONS.
         --------------

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

     Cash and cash equivalents decreased from $70,906 to $22,097 a net decrease of $48,809 for the three months ended September 30, 1999. Such decrease resulted from the loss on sale of certain marketable equity securities. For the three months ended September 30, 1999 the Company used $47,077 of cash in operating activities compared to cash provided by operating activities of $16,082 for the prior year three months. On a consolidated basis as of September 30, 1999 the Company had working capital of $163,565 compared to working capital of $266,632 as of June 30, 1999.

     At present, the Company plans to remain a public entity operating principally in the minerals and oil and gas business. The Company holds interests in several non-producing oil and gas prospects and its royalty interest in the Copper Flat property.

     In April 1999, the operator of the copper flat property filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a result of this reorganization, the Company fully reserved $60,000 of royalties receivable recognized by the Company during the year ended June 30, 1999. In addition, the Company did not recognize any royalty income for the three months ended September 30, 1999.

     GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As shown in the financial statements during the three months ended September 30, 1999 and for the year ended June 30, 1999, the Company incurred losses of $104,618 and $442,044, respectively, and at September 30, 1999 the Company had an accumulated deficit of $6,697,468 and this fact raises the question of the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

     In addition, as described in "Liquidity and Capital Resources", the Company's primary source of income, copper royalties, has become questionable because the company paying the royalties, Alta Gold Company, filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 1999.

RESULTS  OF  OPERATIONS
-----------------------

COMPARISON  OF  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  AND  1998
--------------------------------------------------------------------------

     The Company reported mining royalty income of $16,500 for the prior year quarter. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 in the Company's Annual Report on Form 10K. Interest and other income decreased to $2,941 for the quarter ended September 30, 1999 compared to $13,326 for the previous year quarter. The decrease was primarily the result of lease payments from oil and gas properties received in the quarter ended September 30, 1998.

     Depreciation, depletion and amortization was $2,181 for each of the quarters ended September 30, 1999 and 1998. General and administrative expenses decreased to $54,927 for the quarter ended September 30, 1999 compared to $60,683 for the prior year quarter. The decrease was the result of the Company paying greater fees for legal and other professional services and higher officer compensation in the quarter ended September 30, 1998. General and administrative expenses for the quarters ended September 30, 1999 and 1998 primarily included administrative, legal, consulting and other professional services, officer compensation and general expenses.

     The Company realized a net loss on the sale of marketable equity securities for the current quarter of $12,060 compared to a net loss of $47,386 in the prior year quarter. Such current year losses resulted from the sale of various common stocks.

     The Company had net unrealized loss on marketable equity securities for the current quarter of $38,225 compared to a loss of $59,884 in the prior year quarter.

     Primarily reflecting the factors discussed above, the Company reported net losses of $104,618 for the quarter ended September 30, 1999 compared to a net income of $148,845 for the quarter ended September 30, 1998.

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

                                     PART II

Item  6.     Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits  --  27.1  Financial  Data  Schedule

     (b)     Reports  on  Form  8-K  --  None

                                   SIGNATURES


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 1999.


                                    COBB  RESOURCES  CORPORATION

                                By: /s/  Charles  Cobb  IV
                                    --------------------------
                                    Charles  Cobb,  IV
                                    Director,  President  and
                                    Chief  Accounting  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                    COBB  RESOURCES  CORPORATION

November  10,  1999             By: /s/  Charles  Cobb  IV
                                    --------------------------
                                    Charles  Cobb,  IV
                                    Director,  President  and
                                    Chief  Accounting  Officer