Form 10QSB
period 1999-12-31
COBB RESOURCES CORP
filed 2000-02-18
CIK 49444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR
     15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For  the  quarterly  period  ended         December  31,  1999
                                           -------------------

                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
    15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ___________________

                      Commission  File  Number  0-4395
--------------------------------------------------------------------------------

                        COBB  RESOURCES  CORPORATION
--------------------------------------------------------------------------------
           (Exact  name  of  registrant  as  specified  in  its  charter)


                 New  Mexico                              85-0206160
        -----------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S.  Employer
        incorporation or organization)                Identification  No.)

                            1041 North Formosa Avenue
                        Mary Pickford Building, Suite 101
                              Los Angeles, CA 90048
--------------------------------------------------------------------------------
(Address  of  principal  executive  offices)            (Zip  Code)


                                (323)  850-2800
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

     As of February 4, 2000, the Registrant had outstanding 8,534,257 shares of common stock, par value $.10 per share.

                           COBB RESOURCES CORPORATION

                                TABLE OF CONTENTS

               FORM 10-QSB FOR THE QUARTER ENDED DECEMBER 31, 1999




                                                                            PAGE
                                                                            ----

PART  I.     FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

       Consolidated  Condensed  Balance  Sheets  as  of
         December  31,  1999  and  June  30,  1999                           F-1

       Consolidated  Condensed  Statements  of  Operations
         for the three months ended December 31, 1999 and 1998               F-2

       Consolidated  Statements  of  Operations  for  the
         six  months  ended  December  31,  1999  and  1998                  F-3

       Consolidated  Condensed  Statements  of  Cash  Flows
         for the three months ended December 31, 1999 and 1998               F-4

       Selected  Notes  to  Consolidated  Condensed  Financial
         Statements                                                          F-5

     Item  2.     Management's  Discussion  and  Analysis  of
                    Financial Condition and Results of Operations            F-6

PART  II.     OTHER  INFORMATION

     Item  6.     Exhibits  and  Reports  on  Form  8-K                      F-9

     Signature  Page                                                        F-10

     Exhibit  27  -  Financial  Data  Schedule                              F-11

                         PART I.  FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
-------      ---------------------

                             COBB RESOURCES CORPORATION

                        CONSOLIDATED CONDENSED BALANCE SHEETS


                                                DECEMBER 30,     JUNE 30,
                                                    1999          1999
     ASSETS                                     (UNAUDITED)      (NOTE)
     ------                                     ------------  ------------
Current assets:
  Cash and cash equivalents                     $    15,782   $    70,906
  Marketable equity securities, trading             126,878       138,257
  Notes receivable                                   60,000        60,000
  Accrued interest receivable                        19,249        14,664
                                                ------------  ------------

    Total current assets                            221,909       283,827

Property and equipment, net                           6,249        17,243
Non-producing oil and gas properties                133,503       133,503
                                                ------------  ------------

       Total assets                             $   361,661   $   434,573
                                                ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable and current portion of
    long-term debt                              $     4,321   $     7,195
  Accounts payable and accrued liabilities           10,000        10,000
                                                ------------  ------------

    Total current liabilities                        14,321        17,195

Long-term debt, net of current portion                    -           630
                                                ------------  ------------

Total liabilities                                    14,321        17,825
                                                ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; 25,000,000
    shares authorized; 8,534,257 shares issued
    at December 31, 1999 and June 30, 1999;
    8,533,907 and 8,534,257 shares outstanding
    at December 31, 1999 and June 30, 1999,
    respectively                                    853,426       853,426
  Treasury stock, 350 shares at cost                 (2,450)            -
  Additional paid-in capital                      6,156,172     6,156,172
  Accumulated deficit                            (6,659,808)   (6,592,850)
                                                ------------  ------------

    Total stockholders' equity                      347,340       416,748
                                                ------------  ------------

                                                $   361,661      $434,573
                                                ============  ============

NOTE: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See  Selected  Notes  to  Consolidated  Condensed  Financial  Statements.

                          COBB  RESOURCES  CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                              THREE  MONTHS  ENDED
                                                  DECEMBER  31,
                                             ------------------------
                                                1999         1998
                                             -----------  -----------
Revenues:
  Mining royalty income, net                 $        -   $   16,500
                                             -----------  -----------

Costs and expenses:
  Property lease expenses                             -            -
  Depreciation, depletion and amortization        1,766        2,181
  General and administrative                      9,028       62,288
                                             -----------  -----------

    Total costs and expenses                     10,794       64,469
                                             -----------  -----------

      Loss from operations                      (10,794)     (47,969)
                                             -----------  -----------

Other income (expenses):
  Other income                                    2,408       27,845
  Realized (loss) gain on marketable equity
    securities                                   (2,865)      10,370
  Unrealized gain on marketable equity
    securities                                   43,084      116,656
  Realized gain on sale of equipment              5,953            -
  Interest expense                                 (126)        (290)
                                             -----------  -----------

    Total other income                           48,454      154,581
                                             -----------  -----------

    Net income                               $   37,660   $  106,612
                                             ===========  ===========

Net income per common share                  $     0.00   $     0.01
                                             ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding    8,534,257    8,534,257
                                             ===========  ===========

NOTE: The company's financial statements include no additional element of comprehensive income. Accordingly, comprehensive income and net income are identical.

       See Selected Notes to Consolidated Condensed Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               SIX  MONTHS  ENDED
                                                  DECEMBER  31,
                                            ------------------------
                                               1999         1998
                                            -----------  -----------
Revenues:
  Mining royalty income, net                $        -   $   33,000
                                            -----------  -----------

Costs and expenses:
  Property lease expenses                            -        6,016
  Depreciation, depletion and amortization       3,947        4,362
  General and administrative                    63,955      124,824
                                            -----------  -----------

    Total costs and expenses                    67,902      135,202
                                            -----------  -----------

    Loss from operations                       (67,902)    (102,202)
                                            -----------  -----------

Other income (expenses):
  Other income                                   5,349       41,171
  Realized loss on marketable equity
    securities                                 (14,925)     (37,016)
  Unrealized gain on marketable equity
    securities                                   4,859       56,772
  Realized gain on sale of equipment             5,953            -
  Interest expense                                (292)        (958)
                                            -----------  -----------

    Total other income                             944       59,969
                                            -----------  -----------

    Net loss                                $  (66,958)  $  (42,233)
                                            ===========  ===========

Net loss per common share                   $    (0.01)  $    (0.00)
                                            ===========  ===========

Weighted average number of common shares
  and common share equivalents outstanding   8,534,257    8,534,257
                                            ===========  ===========

NOTE: The company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

       See Selected Notes to Consolidated Condensed Financial Statements.

                           COBB RESOURCES CORPORATION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     SIX  MONTHS  ENDED
                                                        DECEMBER  31,
                                                    --------------------
                                                      1999       1998
                                                    ---------  ---------
Cash flows from operating activities:
  Net loss                                          $(66,958)  $(42,233)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:                              4,788     56,551
                                                    ---------  ---------
      Net cash provided by (used in)
        operating activities                         (62,170)    14,318
                                                    ---------  ---------

Cash flows from investing activities:
  Proceeds from sale of equipment                     13,000          -
  Purchase of property and equipment, net                  -    (34,579)
                                                    ---------  ---------

      Net cash provided by (used in)
        investing activities                          13,000    (34,579)
                                                    ---------  ---------

Cash flows from financing activities:
  Purchase of treasury stock                          (2,450)         -
  Principal payments on notes payable                 (3,504)    (3,677)
                                                    ---------  ---------

      Net cash used in financing
        activities                                    (5,954)    (3,677)
                                                    ---------  ---------

Net decrease in cash and cash equivalents            (55,124)   (23,938)

Cash and cash equivalents at beginning
  of period                                           70,906    179,588
                                                    ---------  ---------

Cash and cash equivalents at end of
  period                                            $ 15,782   $155,650
                                                    =========  =========

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest expense                      $    292   $    958
                                                    =========  =========

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


(2)     COMPREHENSIVE  INCOME
        ---------------------

     Effective  July  1,  1998,  the  Company  adopted  Statement  of  Financial
Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a Company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such amounts as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical


(3)  SUBSEQUENT  EVENT
     -----------------

     Effective February 3, 2000, three individual and certain entities under their control (collectively referred to as the "Investors") acquired 88% of the Company's common stock through a series of transactions as follows:

     a) The Investors each acquired 666,666 shares (approximately 7.8% individually and 23.4% in the aggregate of the Company's common stock from the Company's most significant stockholder (the "Stockholder").

     b) The Company sold substantially all of its existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of the Company's common stock and the Stockholder's assumption of all known and unknown liabilities of the Company, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $180,000. This transaction resulted in the Investors each owning a 10.2% interest in the Company (30.6% in the aggregate).

     c) The Company enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

     d) The Company acquired certain assets, tangible property and all other intangible property related to a number of entertainment projects in exchange for 12,707,000 post split shares, representing an aggregate purchase price of approximately $11,500,000. The entertainment projects were acquired from the Investors and/or entities owned by the Investors for 12,207,000 shares and the Company paid certain fees of the transaction by issuing 500,000 post split shares to an attorney.

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

     OVERVIEW
     --------

     Cobb Resources Corporations's operations are funded primarily through internally generated funds from operations and the sale of certain marketable equity securities. The Company is currently transitioning to the entertainment business. Management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

     RESTRUCTURING  TRANSACTION
     --------------------------

     Effective February 3, 2000, three individual and certain entities under their control (collectively referred to as the "Investors") acquired 88% of the Company's common stock through a series of transactions as follows:

     a) The Investors each acquired 666,666 shares (approximately 7.8% individually and 23.4% in the aggregate of the Company's common stock from the Company's most significant stockholder (the "Stockholder").

     b) The Company sold substantially all of its existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of the Company's common stock and the Stockholder's assumption of all known and unknown liabilities of the Company, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in Connection with this transaction was approximately $180,000. This transaction resulted in the Investors each owning a 10.2% interest in the Company (30.6% in the aggregate).

     c) The Company enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000. Effective the same day, the OTCBB trading symbol was changed to FEBF.

     d) The Company acquired certain assets, tangible property and all other intangible property related to a number of entertainment projects in exchange for 12,707,000 post split shares, representing an aggregate purchase price of approximately $11,500,000. The entertainment projects were acquired from the Investors and/or entities owned by the Investors for 12,207,000 shares and the Company paid certain fees of the transaction by issuing 500,000 post split shares to an attorney.

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------

     In conjunction with business objectives prior to the "Restructuring Transaction", the Company had terminated all cost for full-time employees and operating expenditures were strictly limited.

     Cash and cash equivalents decreased from $70,906 to $15,782, a net decrease of $55,124 for the six months ended December 31, 1999. Such decrease resulted from the loss on sale of certain marketable equity securities. For the six months ended December 31, 1999 the Company used $62,170 of cash in operating activities compared to cash provided by operating activities of $14,318 for the prior year six months. On a consolidated basis as of December 31, 1999 the Company had working capital of $207,588 compared to working capital of $266,632 as of June 30, 1999.

     The Company plans to remain a public entity operating principally in the entertainment business based on the "Restructuring Transaction" described above. In April 1999, the operator of the copper flat property filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. As a result of this reorganization, the Company fully reserved $60,000 of royalties receivable recognized by the Company during the year ended June 30, 1999. In addition, the Company did not recognize any royalty income for the six months ended December 31, 1999.

     GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     As shown in the financial statements during the six months ended December 31, 1999 and for the year ended June 30, 1999, the Company incurred losses of $66,958 and $442,044, respectively, and at December 31, 1999 the Company had an accumulated deficit of $6,659,808 and this fact raises the question of the Company's ability to continue as a going concern. Company management believes that the "Restructuring Transaction" described above will improve the Company's financial position.


RESULTS  OF  OPERATIONS
-----------------------

COMPARISON  OF  THE  SIX  MONTHS  ENDED  DECEMBER  31,  1999  AND  1998
-----------------------------------------------------------------------

     The Company reported mining royalty income of $33,000 for the six months ended December 31, 1998. The royalty income reflects the Company's proportionate share of the annual minimum royalty payment related to the Copper Flat property. For additional information concerning the Copper Flat property, see Notes to Consolidated Financial Statements and Note 2 in the Company's Annual Report on Form 10K. Other income decreased to $5,349 for the six months ended December 31, 1999 compared to $41,171 for the six months ended December 31, 1998. The decrease was primarily the result of lease payments from oil and gas properties received in the six months ended December 31, 1998.

     Depreciation, depletion and amortization was $3,947 for the six months ended December 31, 1999 compared to $4,362 for the six months ended December 31, 1998. General and administrative expenses decreased to $63,955 for the six months ended December 31, 1999 compared to $124,824 for the prior six months. The decrease was the result of the Company paying lower fees for legal and other professional services and lower officer compensation in the six months ended December 31, 1999. General and administrative expenses for the six months ended December 31, 1999 and 1998 primarily included administrative, legal, consulting and other professional services, officer compensation and general expenses.

     The Company realized a net loss on the sale of marketable equity securities for the six months ended December 31, 1999 of $14,925 compared to a net loss of $37,016 in the six months ended December 31, 1998. Such current year losses resulted from the sale of various common stocks.

     The Company had net unrealized gain on marketable equity securities for the six months ended December 31, 1999 of $4,859 compared to a gain of $56,772 in the six months ended December 31, 1998.

     Primarily reflecting the factors discussed above, the Company reported net losses of $66,958 for the six months ended December 31, 1999 compared to a net losses of $42,233 for the six months ended December 31, 1998.

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

                           PART II.  OTHER INFORMATION


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
          -------------------------------------

     (a)  Exhibits

          Exhibit  27  -  Financial  Data  Schedule

     (b)  Reports  on  Form  8-K

          Report  dated  February  11,  2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COBB  RESOURCES  CORPORATION



Date: February 4, 2000                  By: /S/ Charles  Cobb,  IV
      ----------------                     -----------------------------
                                        Charles  Cobb,  IV
                                        President
                                        Principal  Financial  Officer