Form 10QSB/A
period 1999-12-31
COBB RESOURCES CORP
filed 2000-02-24
CIK 49444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
                                 AMEMDMENT NO. 1

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


                                        COBB  RESOURCES  CORPORATION



Date: February 4, 2000                  By: /S/ George Furla
      ----------------                     -----------------------------
                                        George Furla
                                        President
                                        Principal  Financial  Officer