Form 10QSB
period 2000-03-31
COBB RESOURCES CORP
filed 2000-05-19
CIK 49444

UNITED STATES
                             SECURITIES AND EXCHANG
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR
     15(d)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For  the  quarterly  period  ended         March  31,  2000
                                   --------------------------
                                       or

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

1041  N.  Formosa  Ave,  Mary  Pickford  Bldg., Ste. 101, Los Angeles, CA  90046
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

YES  XXX   NO
    -----     -----

     As of March 31, 2000, the Registrant had outstanding 16,720,426 shares of common stock, par value $.10 per share.

                           COBB RESOURCES CORPORATION

                                TABLE OF CONTENTS

                FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000



                                                                            PAGE
                                                                            ----

PART  I.     FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

        Condensed  Consolidated  Balance  Sheets  as  of
          March  31,  2000  and  June  30,  1999                             F-1

        Condensed  Consolidated  Statements  of  Operations
          for  the  nine  months  ended  March  31,  2000
          and  1999                                                          F-2

        Condensed  Consolidated  Statements  of  Operations
          for  the  three  months  ended  March  31,  2000  and
          1999                                                               F-3

        Consolidated  Condensed  Statement  of  Stockholder's
          Equity  for  the  nine  months  ended  March  31,  2000            F-4

        Condensed  Consolidated  Statements  of  Cash  Flows
          for  the  nine  months  ended  March  31,  2000
          and  1999                                                          F-5

        Selected  Notes  to  Condensed  Consolidated  Financial
          Statements                                                         F-6

     Item  2.     Management's  Discussion  and  Analysis  of
                    Financial Condition and Results of Operations           F-10

PART  II.     OTHER  INFORMATION

     Item  6.     Exhibits  and  Reports  on  Form  8-K                     F-13

     Signature  Page                                                        F-14

     Exhibit 27  -  Financial  Data  Schedule                               F-15

                        PART  I.  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.
-------      ---------------------

                  COBB RESOURCES CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS


                                             MARCH 31,      JUNE 30,
                                                2000          1999
     ASSETS                                 (UNAUDITED)      (NOTE)
     ------                                 ------------  ------------
Current assets:
  Cash and cash equivalents                 $   873,975   $    70,906
  Net current assets of discontinued
    operations                                        -       195,726
                                            ------------  ------------

    Total current assets                        873,975       266,632

Film projects                                 1,952,390             -
Property and equipment, net                      13,644             -
Other assets                                      4,329             -
Net non-current assets of discontinued
  operations                                          -       150,116
                                            ------------  ------------

Total assets                                $ 2,844,338   $   416,748
                                            ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities  $     2,500   $         -
                                            ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock, par value $.10; 25,000,000
    shares authorized; 16,720,426 and
    853,426 shares issued at March 31,
    2000 and June 30, 1999; 16,520,426
    and 853,426 shares outstanding at
    March 31, 2000 and June 30, 1999,
    respectively                              1,672,043        85,343
  Additional paid-in capital                  8,523,556     6,924,255
  Subscription receivable                      (340,000)            -
  Accumulated deficit                        (6,663,971)   (6,592,850)
  Treasury stock, 200,035 shares at
    cost at March 31, 2000                     (349,790)            -
                                            ------------  ------------

    Total stockholders' equity                2,841,838       416,748
                                            ------------  ------------

Total liabilities and stockholder's equity  $ 2,844,338   $   434,573
                                            ============  ============

NOTE: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See Selected Notes to Condensed Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  -------------

                                   (UNAUDITED)

                                            NINE  MONTHS  ENDED
                                                MARCH  31,
                                          ----------------------
                                             2000        1999
                                          -----------  ---------
General and administrative expenses       $    4,767   $      -
                                          -----------  ---------

      Loss from operations                    (4,767)         -

Interest income                                  604          -
                                          -----------  ---------

Loss from continuing operations               (4,163)         -

Loss from operation of discontinued
  business segment                           (66,958)   (27,018)
                                          -----------  ---------

      Net loss                            $  (71,121)  $(27,018)
                                          ===========  =========

Basic and dilutive net loss per
  common share
  Continuing operations                   $        -   $      -
  Discontinued operations                      (0.01)     (0.03)
                                          -----------  ---------

      Net loss                            $    (0.01)  $  (0.03)
                                          ===========  =========

Weighted average number of common shares
  outstanding                              9,492,650    853,426
                                          ===========  =========

NOTE: The company's financial statements include no additional element of comprehensive income. Accordingly, comprehensive income and net income are identical.

       See Selected Notes to Condensed Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   -----------

                                   (UNAUDITED)

                                            THREE  MONTHS  ENDED
                                                MARCH  31,
                                           ---------------------
                                              2000        1999
                                           -----------  --------
General and administrative expenses        $    4,767   $      -
                                           -----------  --------

      Loss from operations                     (4,767)         -

Interest income (expense)                         604          -
                                           -----------  --------

Loss from continuing operations                (4,163)         -

Income from operation of discontinued
  business segment                                  -     15,216
                                           -----------  --------

      Net income (loss)                    $   (4,163)  $ 15,216
                                           ===========  ========

Basic and dilutive net income (loss) per
  common share
  Continuing operations                    $        -   $      -
  Discontinued operations                       (0.00)      0.02
                                           -----------  --------

      Net income (loss)                    $    (0.00)  $   0.02
                                           ===========  ========

Weighted average number of common shares
  outstanding                               3,724,534    853,426
                                           ===========  ========

NOTE: The company's financial statements include no additional elements of comprehensive income. Accordingly, comprehensive income and net income are identical.

       See Selected Notes to Condensed Consolidated Financial Statements.

                                                COBB RESOURCES CORPORATION

                                         (A CORPORATION IN THE DEVELOPMENT STAGE)

                                        CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                         FOR THE NINE MONTHS ENDED MARCH 31, 2000

                                                       -------------

                                                        (UNAUDITED)

                                                                                       LOSSES
                                                                                     ACCUMULATED
                                        COMMON  STOCK      ADDITIONAL                DURING THE
                                   ----------------------   PAID-IN    SUBSCRIPTION  DEVELOPMENT   TREASURY
                                     SHARES      AMOUNT     CAPITAL     RECEIVABLE      STAGE        STOCK        TOTAL
                                   ----------  ----------  ----------  ------------  ------------  ----------  -----------
Balance at June 30, 1999 (giving
  effect to a 1 for 10 reverse
  stock split on February 3,
  2000)                               853,426  $   85,343  $6,924,255  $         -   $(6,592,850)  $       -   $  416,748

Sale of common stock in a pri-
  vate placement for $0.50 per
  share, net of total offering
  costs of $205,999                 3,160,000     316,000   1,058,001     (340,000)            -           -    1,034,001

Issuance of common stock for
  film projects                    12,707,000   1,270,700     541,300            -             -           -    1,812,000

Sale of assets in exchange for
  treasury stock                            -           -           -            -             -    (349,790)    (349,790)

Net loss                                    -           -           -            -       (71,121)          -      (71,121)
                                   ----------  ----------  ----------  ------------  ------------  ----------  -----------

Balance at March 31, 2000          16,720,426  $1,672,043  $8,183,556  $  (340,000)  $(6,663,971)  $(349,790)  $2,841,838
                                   ==========  ==========  ==========  ============  ============  ==========  ===========

                                                  See accompanying notes.

                           COBB RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  -------------

                                   (UNAUDITED)

                                                THREE  MONTHS  ENDED
                                                    MARCH  31,
                                               ----------------------
                                                  2000        1999
                                               -----------  ---------
Cash flows from operating activities:
  Net loss                                     $  (71,121)  $(27,018)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities                           (8,493)    28,175
                                               -----------  ---------

      Net cash provided by (used in)
        operating activities                      (79,614)     1,157
                                               -----------  ---------

Cash flows from investing activities:
  Proceeds from sale of equipment                  13,000          -
  Payment of film project costs                  (140,390)         -
  Purchase of property and equipment, net         (13,644)   (38,058)
  Purchase of other assets                         (4,329)         -
                                               -----------  ---------

      Net cash provided by (used in)
        investing activities                     (145,363)   (38,058)
                                               -----------  ---------

Cash flows from financing activities:
  Purchase of treasury stock                       (2,450)         -
  Principal payments on notes payable              (3,504)    (7,157)
  Net proceeds from sale of common stock        1,034,000          -
                                               -----------  ---------

      Net cash used in financing
        activities                              1,028,046     (7,157)
                                               -----------  ---------

Net decrease in cash and cash equivalents         803,069    (44,058)

Cash and cash equivalents at beginning
  of period                                        70,906    419,280
                                               -----------  ---------

Cash and cash equivalents at end of
  period                                       $  873,975   $375,222
                                               ===========  =========

Non-cash investing and financing activities:

  Sale of certain assets in exchange for
    shares of the Company's treasury stock     $  349,790   $      -
                                               ===========  =========

  Purchase of film projects in exchange for
    shares of the Company's common stock       $1,812,000   $      -
                                               ===========  =========

       See Selected Notes to Condensed Consolidated Financial Statements.

                           COBB RESOURCES CORPORATION

          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 1999.

     For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-K of Cobb Resources Corporation (the "Company") for the year ended June 30, 1999, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.


2.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a Company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such amounts as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical


3.   RESTRUCTURING  TRANSACTION
     --------------------------

     Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of the Company's common stock through a series of transactions as follows:

     -    The  Investors  each  acquired  666,666  shares   (approximately  7.8%
          individually and 23.4% in the aggregate of the Company's common stock from the Company's most significant stockholder (the "Stockholder").

                           COBB RESOURCES CORPORATION

3.   BASIS  OF  PRESENTATION,  CONTINUED
     -----------------------------------

     - The Company sold substantially all of its existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of the Company's common stock (that were placed in treasury) and the Stockholder's assumption of all known and unknown liabilities of the Company, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $347,000. As a result of this transaction, the Company discontinued all current operations in which it was engaged.

     - The Company enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000. A requirement in conjunction with the reverse split was that the Company establish a new trading symbol for the Company's common stock.

     - The Company acquired certain assets (the "Asset Purchase"), tangible property and all other intangible property related to a number of film projects in exchange for 12,707,000 post split shares, representing an aggregate purchase price of approximately $1,812,000 based upon independent appraisal. The entertainment projects were acquired from the Investors and/or entities owned by the Investors.


4.   DISCONTINUED  OPERATIONS
     ------------------------

     Included with the Restructuring Transaction (See note 3) the Company discontinued all operations in the mining, oil and gas, and marketable equity securities trading areas and sold all assets associated with such operations at no gain or loss.

     The gain (loss) from operation discontinued business segment presented in the accompanying statement of operations consisted of the following:

                                COBB RESOURCES CORPORATION

         SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

                                              THREE  MONTHS  ENDED   NINE  MONTHS  ENDED
                                                   MARCH  31,            MARCH  31,
                                             ---------------------  ---------------------
                                               2000        1999       2000        1999
                                             ---------  ----------  ---------  ----------
Revenues:
  Mining royalty income, net                 $      -   $  16,500   $      -   $  49,500
                                             ---------  ----------  ---------  ----------

Costs and expenses:
  Property lease expenses                           -           -          -       6,016
  Depreciation, depletion and
    amortization                                    -       2,181      3,947       6,543
  General and administrative                        -      79,380     63,955     204,214
                                             ---------  ----------  ---------  ----------

    Total costs and expenses                        -      81,571     67,902     216,773
                                             ---------  ----------  ---------  ----------

    Loss from operations                            -     (65,071)   (67,902)   (167,273)
                                             ---------  ----------  ---------  ----------

Other income (expenses):
  Other income                                      -       6,916      5,349      48,087
  Realized loss on marketable
    equity securities                               -    (111,928)   (14,925)   (208,944)
  Unrealized gain on marketable
    equity securities                               -     245,542      4,859     302,314
  Realized gain on sale of
    equipment                                       -           -      5,953           -
  Interest expense                                  -        (243)      (292)     (1,202)
                                             ---------  ----------  ---------  ----------

    Total other income                              -      80,287        944     140,255
                                             ---------  ----------  ---------  ----------

    Net income (loss)                        $      -   $  15,216   $(66,958)  $ (27,018)
                                             =========  ==========  =========  ==========


Net current assets of discontinued operations consisted of the following at June
30,  1999:

    Marketable equity securities                                                $138,257
    Notes receivable                                                              60,000
    Accrued interest receivable                                                   14,664
    Notes payable and current portion
      of long-term debt                                                           (7,195)
    Accounts payable and accrued liabilities                                     (10,000)
                                                                                ---------

      Net current assets                                                        $195,726
                                                                                =========

                           COBB RESOURCES CORPORATION

4.   DISCONTINUED  OPERATIONS,  CONTINUED
     ------------------------------------

Net non-current assets of discontinued operations consisted of the following at June 30, 1999:

       Property  and  equipment                                 $  17,243
       Non-producing  oil  and  gas  properties                   133,503
       Long-term  debt,  net  of  current  portion                   (630)
                                                                ----------

         Net  non-current  assets                               $ 150,116
                                                                ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
       OF  OPERATIONS.
       --------------

     The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in the audited consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our 10-KSB for the year ended June 30, 1999. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     OVERVIEW
     --------

     Cobb Resources Corporation's operations are currently funded primarily through outside funds generated from the sale of its common stock. We are currently operating in the entertainment business. Management intends to continue to hold fixed and administrative expenditures to low levels which are consistent with the Company's balance sheet financial ratios and anticipated income.

     RESTRUCTURING  TRANSACTION
     --------------------------

     Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of our common stock through a series of transactions as follows:

     -    The  Investors  each  acquired  666,666  shares   (approximately  7.8%
          individually and 23.4% in the aggregate of our common stock from our most significant stockholder (the "Stockholder").

     - We sold substantially all of our existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder's assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $347,000. As a result of this transaction, we discontinued all current operations in which it was engaged.

     - We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000. A requirement in conjunction with the reverse split was that the Company establish a new trading symbol for our common stock.

     ASSET  PURCHASE
     ---------------

     Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the "Asset Purchase") in exchange for 12,707,000 post-split shares of our common stock. The film projects acquired in the Asset Purchase were valued at $1,812,000 based upon independent appraisal. We plan to make the film projects the basis of our future operations.

     PLAN  OF  OPERATIONS
     --------------------

     During the period from the date of the Asset Purchase to March 31, 2000, we have not generated revenue from our operations and we may not generate significant revenue during the remainder of 2000, depending on the public release dates and success of our film projects.

     We have a  limited  operating  history  on which we can be  evaluated.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. We will encounter risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

     As of March 31, 2000, we had an accumulated deficit of $6,663,971 incurred almost entirely in business operations that have now been discontinued. We also had cash and cash equivalents of $873,975 and a $340,000 subscription receivable that was collected in April. We estimate that the Company will incur investment costs related to film projects of approximately $500,000 per quarter during the next twelve months. We also expect to incur operating expenses of $62,500 per quarter.

     We have financed our current operations through the sale of our common stock and we will, in the near term, be entirely dependent on outside sources of financing to sustain our operations. During the three months ended March 31, 2000 we raised approximately $1,374,000 from a private placement of our common stock to qualified investors.

     Our capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

     Our ability to achieve profitability will depend on our ability to successfully make the transformation to a commercially viable film and entertainment business. We can make no assurance that we will be able to successfully make that transition.

     GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     The report from our independent accountants, included in our Annual Report on Form 10-KSB, included an explanatory paragraph which describes substantial doubt concerning our ability to continue as a going concern, without continuing additional contributions to capital. We may incur losses for the foreseeable future due to the significant costs associated with our existing film projects. See "Financial Statements - Report of Independent Accountants" included in our annual report on Form 10-KSB for the year ended June 30, 1999.

     As shown in the financial statements during the three months ended March 31, 2000 and for the year ended June 30, 1999, we incurred losses of $(71,121) and $442,044, respectively, and at December 31, 1999 we had an accumulated deficit of $6,659,808 and these circumstances raise the question of our ability to continue as a going concern. We believe that the Restructuring Transaction and the private placement of our common stock in February and March 2000 has improves our overall financial position.


     RESULTS  OF  OPERATIONS
     -----------------------

     COMPARISON  OF  THE  THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
     ----------------------------------------------------------------------

     During the three months ended March 31, 2000, we had net income from discontinued operations of $-0- as compared to $15,216 in the three months ended March 31, 1999. The income in 1999 was attributable to favorable returns on marketable equity securities.

     COMPARISON  OF  THE  NINE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
     ---------------------------------------------------------------------

     During the nine months ended March 31, 2000, we had net losses from discontinued operations of $(66,958) as compared to $(27,018) in the nine months ended March 31, 1999. The increased losses in 2000 were attributable to less favorable returns on marketable equity securities, partially offset by increases in salaries and wages.

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

                           PART II.  OTHER INFORMATION


ITEM  2.  CHANGES  IN  SECURITIES
          -----------------------

     The following information sets forth certain information, as of November 10, 1999, for all securities we sold during the three month period ended March 31, 2000, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions.

     During the three month period ended March 31, 2000, we issued an aggregate of 3,160,000 shares of common stock for an aggregate of $1,580,000 to 26_accredited investors. We believe these transactions were exempt from registration pursuant to Section 4(2) of the act, as sales to accredited investors.


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


                                   COBB  RESOURCES  CORPORATION


                               Date:  May 18 ,  2000  by  /s/  George  Furla
                                          --                   -----------------
                                                       George  Furla
                                                       Chief  Executive  Officer