Form 10KSB40
period 2000-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2000-09-28
CIK 49444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2000 or

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to__________


                        Commission file number: 0-27063

                     Family Room Entertainment Corporation
                     -------------------------------------
                (Name of small business issuer in its charter)


New Mexico                                            85-0206160
----------------------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


1041 N. Formosa Ave. Mary Pickford Bldg., Ste. 101, Los Angeles, CA.       90046
       (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:   (323) 850-2800

Securities registered pursuant to Section 12(b) of the Act:     (NONE)

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had revenues of $679,188  for the fiscal year ended June 30, 2000.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2000 was approximately $6,627,730 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2000, 18,245,487 shares of the issuer's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The company's report on Form 8-K dated February 11, 2000: Items 1,2 and 7 The company's report on Form 8-K/A dated May 18, 2000:Items 5 and 7

PART I

ITEM 1.  Description of Business

General Business Development
---------------------------

     Family Room Entertainment Corporation (the "Company"), is a New Mexico corporation originally organized as Cobb Resources and was incorporated in 1969. Our Company is located in Los Angeles, California, and is a Motion Picture Entertainment Production, Finance, Distribution, and Internet content company.

Restructuring Transaction

     As Cobb Resources Corporation, the Company had been active in the mining and oil and gas sectors. Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of our common stock through a series of transactions as follows:

 .    The three Investors each acquired 666,666 shares (approximately 7.8%
individually and 23.4% in the aggregate of our common stock from our most significant stockholder (the "Stockholder").

 .    We sold substantially all of our existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder's assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $347,000. As a result of this transaction, we discontinued all current operations in which it was engaged.

 .    We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

Asset Purchase

  Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the "Asset Purchase") in exchange for 12,707,000 post-split shares of our common stock. The interest in the film projects acquired during the Asset Purchase were collectively valued at $ 1,837,000 based upon independent appraisal.

Name and Symbol Change

     Effective May 22, 2000, COBB Resources Corporation's name was changed to Family Room Entertainment Corporation, and its corresponding OTC:BB trading symbol "COBB was changed to "FMLY".

Entertainment Motion Picture Industry Overview

     The Company discontinued all activities in Mining, Oil and Gas as a result of the restructure and is now in the entertainment industry. The Company develops and produces entertainment projects through the following three wholly-owned subsidiaries: (1) Emmett/Furla

Films Productions Corporation. (hereafter, "EFFP"), a California Corporation, is a Motion Picture Development and Production entity that primarily develops and produces motion pictures intended for worldwide theatrical release (EFFP's subsidiary, Good Advice, Inc., is a production company formed for the sole purpose of producing the film "Good Advice"); (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to oversee and arrange world wide distribution of our Company's entertainment projects, and (3) Family Room Productions Corporation (hereafter, "FRPC") , a California corporation, is setup primarily to develop and produce family oriented motion pictures for television and home video distribution as well as episodic television and internet programming. FRPC has two wholly owned subsidiaries, Family Room Entertainment Music Publishing Corporation and Emmett/Furla Films Music Publishing Company, both California corporations, whose function is to oversees FRPC's EFFP's and their subsidiaries' music publishing (ancillary rights associated with the creation of original music for motion pictures).

     The motion picture industry may be broadly divided into two major segments: production, which involves the development, financing and making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.

     Historically, the largest companies, the so-called "Majors" and "mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 15 years "Independents" or smaller film production and/or distribution companies, such as our Company, have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill ever the increasing worldwide demand for filmed entertainment product.

     The Majors (and Mini-Majors) include: Universal Pictures (a division of Seagram), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $75,000,000, and collectively provide a near continual source of motion pictures to film exhibitors.

     The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the "Mini-Majors." These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

     In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as the Company, (hereafter, collectively the "Independents") which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others,

Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

Motion Picture Production and Financing

     The production of a motion picture requires the financing of the direct costs and indirect overhead costs of production. Direct production costs include film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

     Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to acquire new creative properties (e.g., screenplay and novels) and pay for the direct production costs of their motion pictures. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities, which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

     Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel, but retaining only any essential elements, which will be required for pre-production, principal photography and post- production activities, only on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the delivery of the completed motion picture in the format(s) previously agreed upon.

     Both Majors and Mini-Majors often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Mini-Major agrees to acquire from another production company, often an Independent, some or all of the rights to a film upon its completion. The Independent often finances the production of a motion picture pursuant to financing arrangements it has made with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Mini-Major "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from the distribution of the motion picture.

     Both Majors, Mini-Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are the contractual rights of actors, directors, screenwriters, producers, owners of rights and/or other creative and/or financial contributors entitling them to share in revenues or profits (as defined in their individual respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs; direct production costs (including overhead) and financing costs are recouped by the producer in full.

Financing the Major Motion Picture

     Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as our Company, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources include and may be used in any combination: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition rights; (5) and/or a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; and (6) by having a third party investor fund a portion, usually from 10%% to 50% of the production costs with a participation in the net profit of the motion picture. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which meet and/or exceed the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent's possible equity contribution.

Motion Picture Distribution

     Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.

Theatrical Distribution and Exhibition.

     Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross."

     Box office gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and whether the motion picture is exhibited during peak exhibition season(s). Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

     Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on exhibitors' evaluation of the audience's response to the film with respect to the current marketplace (e.g., the success of other films) as weighed against the opportunity cost of exhibiting a "new" release.

     Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

Market                             Months After Theatrical Release  Approximate Release Period
---------------------------------  -------------------------------  --------------------------

Domestic pay-per-view               4 - 6 months                    3 months
Domestic pay cable                  6 - 12 months                   12 - 21 months
Domestic home video                10 - 12 months                   12 - 24 months
Domestic network or basic cable    30 - 36 months                   18 - 36 months
Domestic syndication               30 - 36 months                    3 - 15 years
International theatrical                ---                          4 - 6 months
International home video            6 - 12 months                   6 months
International television           18 - 24 months                   18 months - 10 years

Home Video.

     The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores "on-line" stores (i.e., Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

     Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or actual retailers (e.g., Blockbuster) at $20.00 to $50.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

     Technological developments, including video server and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD and laser discs, could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, the Company's home video revenues.

Pay-Per-View.

     Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

Pay Cable.

     The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors.

Broadcast and Basic Cable Television.

     Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks ( ABC, CBS, NBC, and Fox), recently formed networks (UPN<and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

Foreign Markets

     In addition to their domestic distribution activities, some motion picture distributors generate revenue from distribution of motion pictures in foreign theaters, home e video, television and other foreign markets. There has been a dramatic increase in recent years in the world wide demand for television stations, introduction of direct broadcast satellite services, and increased home video and cable penetration.

Other Markets

     Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military, licensing of rights to perform musical works and sound recordings embodied in a motion picture, and licensing rights to manufacture and distribute merchandise, clothing and similar commercial articles derived from characters or other elements for a motion picture.

New Technologies

     New means of delivery of entertainment product are constantly being developed and offered to the consumer including internet. The impact of emerging technologies such as direct broadcast satellites and the internet, on the Company's operations cannot be determined at this time. However, as a holder of entertainment copyrights, the Company monitors these new media possibilities.

Non-Theatrical Exhibition.

     In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

International Markets.

     The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

Company Motion Picture Acquisitions

     In addition to its own production activities, the Company continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute in existing and emerging delivery systems. To be successful, the Company must locate and track the development and production of numerous independent feature films.

Types of Motion Pictures Acquired.

     The Company generally seeks to produce or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The Company has been very selective in acquiring higher budget (over $3,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company attempts to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

Methods of Acquisition.

     The Company typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Company acquires distribution rights following completion of most or all of the production and post-production process. These films are generally acquired after management of the Company has viewed the film to evaluate its commercial viability.

     The "pre-buy" basis refers to films in which the Company acquires distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer(s), the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, the Company may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, the Company's obligation to accept delivery and make payment is conditioned upon receipt of a finished film conforming to the script reviewed by the Company and other specifications considered important by the Company.

Acquisition Process.

     If the Company locates a motion picture project which it believes satisfies its criteria, the Company may pay an advance against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media (hereafter an, "Advance") or a guarantee a minimum payment based on projected revenues actually to be received by the Company from the exploitation of a film in each licensed media (hereafter, a "Minimum Guarantee"), all of which are conditioned upon delivery of a completed film which meets or exceeds certain technical standards which are pre-determined in the distribution agreement with Company. The minimum guarantee is generally paid prior to the film's release. Typically, the Company will have the right to recoup the Advance or Minimum Guarantee and certain other amounts from the
distribution revenues realized by the Company prior to paying any   additional
revenue participation to the production company.


Company Feature Film Production

     Our Company's feature film division, Emmett/Furla Films Productions Corporation, develops and produces low to medium budget films. Our Company's low to medium budget films to date have had production budgets ranging from less than $1 million to $10 million, although our Company from time to time may produce and release films having higher or much higher budgets. Our Company's low-budget films are primarily targeted for direct distribution to the television and home video markets and its medium-budget films our generally targeted for initial theatrical release.

     Our Company generally retains distribution rights for licensing to third parties internationally. Our Company's films generally are distributed by third parties domestically and by third party sales agents for international distribution. In unique circumstances, our Company undertakes limited domestic distribution or co-distribution activities.

     Our Company's feature film strategy generally is to develop and produce feature films when the production budgets for the films are expected to be entirely or substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit our Company's financing risk or to obtain production loans, our Company often purchases completion bonds to guarantee the completion of production and delivery of pre-determined, technically acceptable film and/or video elements.

     The following films were either in production, completed, and/or released or delivered by our Company to certain distributors in 2000, and/or scheduled for release in our Company's fiscal 2001


Picture                         Initial Media     Delivery/Release Date         Principal Talent
------------------------------------------------------------------------------------------------------------------------------------

Held For Ransom                 Video/Cable              May 2000               Dennis Hopper, Zachery Ty Bryan,
                                                                                Kam Heskin, Jordan Brower
                                                                                Randy Spelling, Tsianina
                                                                                Joelson, Morgan Fairchild

After Sex                       Video/Cable              May 2000               Brooke Shields, Virginia
                                                                                Madsen,  D.B. Sweeney, Dan Cortese,
                                                                                Maria Pitillo, Johnathon Schaech

I'm Over Here Now               Cable/Video              March 2000             Andrew "Dice" Clay

Good Advice                     Theatrical               March 2000             Charlie Sheen, Angie Harmon,
                                                                                Denise Richards, Rosanna Arquette,
                                                                                Jon Lovitz

Ticker                          Theatrical               March 2001             Tom Sizemore, Steven Seagal
                                                                                Jamie Pressly, Dennis Hopper

     There is no assurance that any motion picture, which has not yet been released, will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. Our Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

Employees

     As of June 30, 1999, our Company had 10 full-time employees, 6 of whom were engaged in development, production and distribution of theatrical based motion pictures. None of our Company's employees are covered by a collective bargaining agreement, although some of our Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.  Properties

          Our Company leases approximately 2,500 square feet of office space at The Lot, 1041 North Formosa Avenue, Mary Pickford Building, Suite 101, Los Angeles, California. The lease is month to month with approximate monthly payment of $10,300. In July 2000 our rent will increase to $10,500 per month. Our Company began leasing new corporate office space in February , 2000 under a contracted office usage agreement on a month to month basis, which included certain phones and office furniture.

ITEM 3.  Legal Proceedings

     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened

ITEM 4.  Submission of Matters to a Vote of Security Holders

     There were certain matters that were submitted to a vote by our Company's security holders during the fiscal year. These were post-reverse split shares with respect to a ten for one reverse split of our Company's common stock, the change in Our Company's name form COBB Resources to Family Room Entertainment, Inc. and a change in Our Company's OTC:BB: trading symbol COBB to FMLY.

ITEM 5.  Market for Common Equity and Related Stockholder Matters

     Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol "FMLY". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.



                           HIGH        LOW
                            BID        BID
                          -------    -------

Fiscal 1999
--------------------
September 30, 1998         $0.17      $0.06
December 31, 1998          $0.12      $0.10
March 31, 1999             $0.12      $0.08
June 30, 1999              $0.12      $0.08
September 30, 1999         $.017      $0.10

Fiscal 2000
--------------------
December 31, 1999          $0.12      $0.10
March 31, 2000             $0.12      $0.18
June 30, 2000              $1.50      $1.50 (reflects ten to one reverse split)

To date, the Company has not declared or paid dividends on its common stock.

      As of June 30, 2000, there were approximately 1101 shareholders of record of the company's Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

     During March through April, 2000, the Company issued 5,160,000 restricted shares of the Company's common stock to various investors pursuant to the exemption to registration provided under Rule 505 of Regulation D of the Securities Act of 1933, as amended. These shares were sold at $.50 per share (sale price was arbitrarily set by the Company's management). The Company received gross proceeds of $2,580,000 from the offering.

Transfer Agent and Registrar
----------------------------

      The Company's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation
-----------------

The short-term objectives of the Company are the following:

      To produce four to six movies a year with the budget per movie ranging between three to fifty million dollars per movie. .

The Company's long-term objectives are as follows

     1.  To build a film library from which our Company can earn revenue from.
     2.  Continue producing films with high profile talent.
     3.  Produce films with commercial studios.

     Additionally Family Room Entertainment Corporation through it Emmett Furla Film Productions new business plan emphasized the expansion of film project development along with acquisitions and beginning of new productions for the fiscal year 2001. These include "Good Advice" starring Charlie Sheen Angie Harmon, Denise Richards, Rosanna Arquette and Jon Lovitz to be release in March 2001, "Going After Cacciato," to be written and directed by Nick Cassavetes.

     Our Company has financed current operations through the sale of our common stock and through financing from financial institutions. In the near term, our film financing will be entirely through outside sources to sustain our operations. Since February 2000 we raised approximately $1,374,000 in the third quarter ending March 31, 2000 and $1,200,000 in the fourth quarter June 30, 2000 from a private placement of our common stock to qualified investors and current major shareholders.

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

Results of Operations
---------------------

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999
-------------------------------------------------------------

     The Company realized revenues for the year ended June 30, 2000 of $679,188, compared to $0 revenue for the fiscal 1999. The revenues were mainly due to Motion Picture profit participation of 489,532 from domestic theatrical, home video, cable and foreign markets. The remaining $189,656 represents rechargeable overhead fees and development costs.

     Operating Costs for the year ended June 30, 2000 are $529,749 compared to $0 for fiscal year 1999. These costs consist of $349,749 of film amortization and $180,000 of provision for doubtful accounts.

     Company's Gross Profit for fiscal year 2000 was $149,439, net of amortization of film project costs in accordance with SOP - 002 issued by the AICPA, compared to $0 for June 30,1999. The profit was primarily from the acquisition of certain film projects and their release during the forth (4/th/) quarter of 2000.

     Selling, general administrative costs for fiscal year 2000 is $150,498 compared to $0 for fiscal year 1999. These costs consist of $46,000 in salaries and benefits, rent and occupancy cost of $20,000, general advertising of $8,400, entertainment and travel of $20,000, telecommunications of $20,000, messenger service of $10,000, with the remaining $18,000 made up of general office and supplies.

     The net loss for fiscal year 2000 was made up of $8,987 earning from continuing operations offset by a $66,957 loss from Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Net cash used in operating activities in fiscal 2000 amounted to $1,291,718 of which $73,666 was from discontinued operations as compared to $ 84,825, all from discontinued operations for fiscal year 1999. The use of cash for fiscal year 2000 is mainly attributable to additions in film costs of $3,410,425 and increase in accounts receivables of $671,772 offset by and increase in accounts payables of $2,309,632, with miscellaneous items making up the difference.

     Net cash used in investing activities for fiscal year 2000 amounted to $1,257,451 as compared to $16,833 in discontinued operations in fiscal year 1999. The increase was mainly due to the purchase of a certificate of deposit of $1,200,000.

     Financing activities generated net cash of $3,924,000 in fiscal 2000 compared with ($7,024) from discontinued operations in fiscal year 1999. The cash generated in fiscal 2000 was attributable from the issuance of notes and a revolving line of credit amounting to $1,550,000 plus proceeds from the sale of common stock net of costs amounting to $2,374,000.

  There is no expected or planned sale of significant equipment by the company. The Company's work force is expected to remain at the same level over the next twelve months.

ITEM 7.  Financial Statements

                                                                                    Page
                                                                                    ----
Index To Audited Financial Statements

Independent Auditors' Report                                                         F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999                             F-3

Consolidated Statements of Loss for the years ended June 30, 2000 and 1999           F-4

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income
 For the years ended June 30, 2000 and 1999                                          F-5

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999     F-6

Notes to Consolidated financial Statements                                           F-7

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The following table sets forth the names, ages and all positions with our Company currently held by each person who may be deemed an executive officer of our Company. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to our Company include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

    The following table sets forth the directors and executive officers of the Company

Name                  Age       Executive Position Held
----                  ---     ----------------------------
George Furla           40     Co-Chairman, Chief Executive
                              Officer and President

Randall Emmett         29     Co-Chairman, Chief Operating
                              Officer and Secretary

Peter Benz             40     Treasurer

Randall Emmett - Co-Chairman    Mr. Emmett has extensive experience in the
entertainment and film industry. He began his career with Simpson/Bruckheimer Films as an Assistant to the Producer after graduating from the New York School of Visual Arts in 1994. While at Simpson/Bruckheimer, Randall worked on film projects such as "Bad Boys" and "Crimson Tide". Randall later worked for International Creative Management ("ICM") as an Assistant within the Motion Picture Talent Division. Mr. Emmett jointly formed the current production company in 1998 and is principally responsible for talent, agency relationships and has joint responsibility for concept development.

George Furla - Co-Chairman    Mr. Furla has over 18 years of business experience
in entertainment and financial services. He began his business career with Cantor Fitzgerald where he was a trader in the equity securities area. After spending several years with Cantor Fitzgerald, George then worked for Jones and Associates for 3 years in a similar capacity. In 1988, Mr. Furla left Jones and Associates to run a hedge fund which he established. Mr. Furla entered the film business in 1995, financing several productions. George formed the current production company in 1998 and is principally responsible for financing arrangements, distribution and has joint responsibility for concept development. Mr. Furla is a 1982 graduate of the University of Southern California with a degree in business administration.

Peter T. Benz - Treasurer     Mr. Benz has over 15 years experience in the areas
of investment banking and advisory services. Mr. Benz is the founding principal and President of Bi Coastal Consulting, a company founded in 1986 to work with small growth companies in the areas of financing, mergers/acquisition, funding strategy and general corporate development. Prior to founding Bi Coastal Consulting, Mr. Benz worked at Gilford Securities where he was responsible for Private Placements and Investment Banking activities. Mr. Benz has also founded three public companies and has served as a Director of four other public companies. Mr. Benz is a graduate of Notre Dame University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM  10.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information regarding compensation paid by our Company for services rendered during the fiscal years ended December 31, 1999 and 1998, respectively, to our Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                            Executive Compensation

                                                                                         Long Term Compensation
                                         Annual Compensation                                    Awards
Payouts
                            ------------------------------------------         ------------------------------------------
(a)                          (b)           (c)        (d)          (e)         (f)        (g) (3)         (h)         (I)
                                                                Other (2)                Securities                   All
Name and                                                        Annual      Restricted   Underlying                  Other
Principal                                                       Compen      Stock         Options/       LTIP       Compen
Position                    Year       Salary (1)    Bonus     sation($)    Award($)      Sar (#)      Payouts($)  sation ($)
President/CEO               2000           $ 0         0          0             0              0            0           0
Secretary                   2000             0         0          0             0              0            0           0
Director                    2000             0         0          0             0              0            0           0
Key Personnel:              2000             0         0          0             0              0            0           0
Total:                                     $ 0         0          0             0              0            0           0
Directors as a
Group                                      $ 0         0          0             0              0            0           0

     (1) There are no existing employment agreements between the officers and the Company.
     (2)  Executive Officers are not collecting any salary at this time.
     (3)  No options granted

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of June 30,2000 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.

Name and Address of                      Number of Shares
 Beneficial Owner                        Beneficially Owned (1)      Percentage
-----------------------------------      ------------------          ----------
   George Furla
   The Lot
   Mary Pickford Bldg., Suite 101
   1041 North Formosa Ave.
   Hollywood, CA.  90046                       5,902,334               32.35%

   Randall Emmett
   The Lot
   Mary Pickford Bldg., Suite 101
   1041 North Formosa Ave.
   Hollywood, CA. 90046                        3,902,333               21.39%

   Peter Benz
   543 Virginia Avenue                         3,652,333               20.02%
   San Mateo, CA.  94402

                                               13,457,001              73.76%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at June 30, 2000 George Furla has loaned the Company under a Convertible Note Payable amounting to $350,000 (see Note 8 of Notes to Financial Statements). Subsequently to June 20, 2000 George Furla has loaned the Company approximately an additional $ $850,000 under a Convertible Notes Payable.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


2.1* Asset Purchase Agreement between the Company and George Furla ("Furla"), Randall Emmett ("Emmett"), Emmett/Furla Films, a California general partnership ("EF Films"), and Randall Emmett Films, Inc. a California corporation ("RE FILMS") (all of whom are collectively referred to as the "Seller" or "Sellers").
2.2* Asset Purchase Agreement between the Company and COBB Resources corporation, a Texas corporation.
2.3* Security Purchase Agreement between George Furla, Peter Benz and Randall Emmett and Charles Cobb.
3.1**     Articles of  Incorporation  as  amended
3.2**     Bylaws
27.1***   Financial  Data  Schedule
------------------
  * Incorporated by reference to the Company's Annual Report on Form 8-K/A Amendment Number One filed with the Commission on May 18, 2000.
  ** Incorporated by reference to the Company's Annual Report on Form 10-K Amendment Number One for the fiscal year ended June 30, 1997, as filed with the Commission on July 16, 1998.
  ***  Filed  herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Family Room Entertainment Inc.
                   By:  /s/ George Furla
                        -------------
                        George Furla
                        Director, Chief Executive Officer,
                        President and Chief Accounting Officer

                        Date: September 28, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla             Director, Chief Executive        September 28, 2000
-------------------------
     George Furla            Officer, President and Chief
                             Accounting Officer

/s/ Randell Emmett           Director                         September 28, 2000
-------------------------
     Randell Emmett

/s/ Peter Benz               Director                         September 28, 2000
-------------------------
     Peter Benz

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                                 __________





                       CONSOLIDATED FINANCIAL STATEMENTS
                    WITH REPORT OF INDEPENDENT ACCOUNTANTS
                  for the years ended June 30, 2000 and 1999

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                               TABLE OF CONTENTS

                                   --------

                                                                       Page(s)
                                                                       -------
Report of Independent Accountants                                         2

Audited Financial Statements

  Consolidated Balance Sheet as of June 30, 2000                          3

  Consolidated Statement of Operations for the
    years ended June 30, 2000 and 1999                                    4

  Consolidated Statement of Stockholders' Equity
    for the years ended June 30, 2000 and 1999                            5

  Consolidated Statement of Cash Flows for the
    years ended June 30, 2000 and 1999                                    6

Notes to Consolidated Financial Statements                                7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Stockholders and Board of Directors
Family Room Entertainment Corporation:


We have audited the accompanying balance sheet of Family Room Entertainment Corporation (formerly Cobb Resources Corporation) as of June 30, 2000, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

/s/ Ham, Langston & Bregena, L.L.P

Houston, Texas
August 25, 2000

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 June 30, 2000

                                   ---------

     ASSETS
     ------

Cash and cash equivalents                             $1,370,737
Accounts receivable, net                                 491,772
Restricted certificate of deposit                      1,200,000
Film costs, net                                        4,987,388
Property and equipment, net                               54,386
Deferred income taxes                                     54,000
                                                      ----------

      Total assets                                    $8,158,283
                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable and convertible debt                    $ 1,423,152
Accounts payable and accrued liabilities                2,309,632
Income tax payable                                         54,000
                                                      -----------

    Total liabilities                                   3,786,784
                                                      -----------

Commitments and contingencies

Stockholders' equity:
  Common stock; $.01 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                              1,824,549
  Additional paid in capital                            9,197,770
  Accumulated deficit                                  (6,650,820)
                                                      -----------

    Total stockholders' equity                          4,371,499
                                                      -----------

      Total liabilities and stockholders'
        equity                                        $ 8,158,283
                                                      ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  for the years ended June 30, 2000 and 1999

                                   ---------


                                                Year Ended June 30,
                                              -----------------------
                                                 2000         1999
                                              ----------   ----------
Revenues:
  Film revenue                                $  489,532   $        -
  Overhead fees                                  189,656            -
                                              ----------   ----------

    Total revenue                                679,188            -
                                              ----------   ----------

Operating costs:
  Amortization of film costs                     349,749            -
  Provision for doubtful accounts                180,000            -
                                              ----------   ----------

    Total operating costs                        529,749            -
                                              ----------   ----------

Gross Profit                                     149,429            -

Selling, general and administrative              150,498            -
                                              ----------   ----------

      Loss from operations                        (1,059)           -
                                              ----------   ----------

Interest income                                   10,046            -
                                              ----------   ----------

    Income from continuing operations              8,987            -
                                              ----------   ----------

Discontinued operations:
  Loss from operation of discontinued
    business segment                             (66,957)    (442,044)
  Loss from disposal of discontinued
    business segment                                   -            -
                                              ----------   ----------

    Loss from discontinued operations            (66,957)    (442,044)
                                              ----------   ----------

      Net loss                                $  (57,970)   $(442,044)
                                              ==========   ==========

Weighted average number of common shares
  outstanding (basic and fully diluted)        7,082,674      853,426
                                              ==========   ==========

Net loss per common share (basic and
  fully diluted)
  Continuing operations                       $     0.01    $    0.00
  Discontinued operations                          (0.01)       (0.52)
                                              ----------   ----------

    Net loss                                  $     0.00    $   (0.52)
                                              ==========   ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  for the years ended June 30, 2000 and 1999

                                  ----------

                                                                            Additional
                                                        Common Stock          Paid-In     Accumulated   Treasury
                                                  ------------------------
                                                    Shares        Amount      Capital       Deficit       Stock       Total
                                                  ----------   -----------   ----------   -----------   ---------   ----------
Balance at June 30, 1998 (giving effect
 to a 1 for 10 reverse stock split on
 February 3, 2000)                                   853,427    $   85,343   $6,924,255   $(6,150,806)  $  (6,000)  $  852,792

Issuance of treasury stock as compen-
 sation                                                    -             -            -             -       6,000        6,000

Net loss                                                   -             -            -      (442,044)          -     (442,044)
                                                  ----------   -----------   ----------   -----------   ---------   ----------

Balance at June 30, 1999                             853,427        85,343    6,924,255    (6,592,850)          -      416,748

Sale of assets in exchange for treasury
 stock                                                     -             -            -             -    (338,839)    (338,839)

Cancellation of treasury stock                      (175,000)      (17,500)    (321,339)            -     338,839            -

Issuance of common stock to purchase
 film projects                                    12,407,060     1,240,706      596,294             -           -    1,837,000

Sale of common stock in a private place-
 ment for $0.50 per share                          5,160,000       516,000    2,064,000             -           -    2,580,000

Syndication costs in connection with
 private placement                                         -             -     (206,000)            -           -     (206,000)

Value of conversion feature attached to
 $350,000 of convertible debt funded
 by an officer/stockholder                                 -             -      140,560             -           -      140,560

Net loss                                                   -             -            -       (57,970)          -      (57,970)
                                                  ----------   -----------   ----------   -----------   ---------   ----------

Balance at June 30, 2000                          18,245,487    $1,824,549   $9,197,770   $(6,650,820)  $       -   $4,371,499
                                                  ==========   ===========   ==========   ===========   =========   ==========

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   --------

                                                          Year Ended June 30,
                                                       ------------------------
                                                          2000          1999
                                                       -----------    ---------

Operating activities:
  Net loss                                             $   (57,970)   $(442,044)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Loss from operation of discontinued
      business segment                                      66,957      442,044
    Film cost amortization                                 348,749            -
    Depreciation                                             1,263            -
    Software amortization                                    1,802            -
    Provision for doubtful accounts                        180,000            -
    Amortization of debt costs                              13,712            -
    Change in operating assets and liabilities:
      Increase in accounts receivable                     (671,772)           -
      Additions to film costs                           (3,410,425)           -
      Increase in accounts payable and accrued
        liabilities                                      2,309,632            -
                                                       -----------    ---------

        Net cash used by continuing operations          (1,218,052)           -
        Net cash used by discontinued operations           (73,666)     (84,825)
                                                       -----------    ---------

          Net cash used in operating activities         (1,291,718)     (84,825)
                                                       -----------    ---------

Investing activities:
  Purchase of film projects                                (75,000)           -
  Purchase of property and equipment                       (57,451)     (55,551)
  Purchase of certificate of deposit                    (1,200,000)           -
  Proceeds from sale of oil and gas properties                   -       28,718
  Proceeds from certificate of deposit                           -       10,000
                                                       -----------    ---------

          Net cash used by investing activities         (1,257,451)     (16,833)
                                                       -----------    ---------

Financing activities:
  Proceeds from notes payable and revolving
    line of credit                                       1,550,000            -
  Proceeds from sale of common stock                     2,580,000            -
  Syndication costs incurred in connection
    with sale of common stock                             (206,000)           -
  Principal payment on note payable                              -       (7,024)
                                                       -----------    ---------

          Net cash provided by financing activities      3,924,000       (7,024)
                                                       -----------    ---------

Increase (decrease) in cash and cash equivalents         1,299,831     (108,682)


Cash and cash equivalents at beginning of period            70,906      179,588
                                                       -----------    ---------

Cash and cash equivalents at end of period             $ 1,370,737    $  70,906
                                                       ===========    =========

                  The accompanying notes are an integral part of these consolidated financial statements

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company
     -----------

     Family Room Entertainment Corporation (the "Company"), a New Mexico corporation, is a motion picture company involved in the creative development, production, distribution, licensing and financing of motion pictures and internet content that supports those motion pictures. The Company's distribution markets include the United States and Canadian domestic markets and world wide foreign markets. The significant business activities of the Company constitute one business segment, filmed entertainment.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Unclassified Consolidated Balance Sheet
     ---------------------------------------

     In accordance with the provisions of Statement of Position 00-2 ("SOP 00-2"), the Company has elected to present an unclassified consolidated balance sheet because the Company has an operating cycle of approximately three years.

     Accounting Estimates
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     Revenue Recognition
     -------------------

     Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of most of the company's released individual motion pictures. In accordance with SOP 00-2 the Company considers revenue earned when all of the following have occurred:

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                                  __________

2.   Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     Revenue Recognition, continued
     ------------------------------

     .   The Company has a valid sale or licensing agreement in place.
     . The motion picture is complete and in accordance with the agreement with the customer.
     .   The motion picture has been delivered or is deliverable.
     .   The license period has begun.
     . The revenue is fixed or determinable and collection is reasonably assured.

     Film Costs
     ----------

     Film costs include costs to acquire, develop and/or produce feature motion pictures, mainly salaries, equipment, overhead, participations, and residuals. Production costs in excess of reimbursable amounts are capitalized. Once a film is released, any film production costs capitalized is amortized in the proportion that the revenue during the year for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs are written down to net realizable value.

     Cash Equivalents
     ----------------

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over estimated useful lives ranging from three to five years. These assets are periodically reviewed for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impaired assets and assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

     -----------------------------------------------------

     Interest
     --------

     Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

     Advertising Costs
     -----------------

     All costs related to general advertising are charged to expense as incurred. During the years ended June 30, 2000 and 1999, the Company incurred general advertising costs totaling $8,409 and $-0-, respectively.

     Net Loss Per Common Share
     -------------------------

     Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2000 or 1999 as the effect would be anti-dilutive.

     Comprehensive Income
     --------------------

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2000 and 1999, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

     Reclassifications
     -----------------

     Certain amounts included in the financial statements for 1999 have been reclassified to conform to 2000 financial statement presentation.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

2.   Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     Fair Value of Financial Instruments
     -----------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     Concentration of Credit Risk
     ----------------------------

     Cash and accounts receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Balances exceed the $100,000 federal depository insurance limit.

     Accounts receivable arise primarily from transactions with customers in California. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is not required for credit granted.

3.   Asset Purchase
     --------------

     Effective February 3, 2000, the Company acquired the rights to certain film projects (the "Asset Purchase") from three individuals and entities under their control for 12,407,060 newly issued post-split shares of the Company's common stock. The individuals from whom the film projects were acquired, now make up the Company's management team. The aggregate purchase price for the projects was $1,912,000 based upon an independent valuation of the projects. (See Note 10)

4.   Discontinued Operations
     -----------------------

     Effective February 3, 2000, the Company discontinued its current operations and sold all of its operating assets. At the date of the sales transaction (the "Transaction"), the Company's operating assets consisted primarily of investments in equity securities and in non-producing oil and gas properties. Under the terms of the Transaction, the Company sold all of its existing assets to its largest stockholder in exchange for 175,000 post split shares of its common stock that were placed in treasury and subsequently retired, (See Note 11) and the assumption of all liabilities, commitments and contingencies that existed at the date of the Transaction. No gain or loss was recognized as a result of the Transaction. Following is an analysis of the assets sold and liabilities assumed in connection with the Transaction:

                     FAMILY ROOM ENTERTAINMENT CORPORATION

4.   Discontinued Operations
     -----------------------


     Cash and cash equivalents                               $ 15,782
     Marketable equity securities                             126,878
     Non-producing oil and gas properties                     133,503
     Other assets                                              87,948
                                                             --------

       Total assets sold                                      364,111

     Less liabilities assumed                                  25,272
                                                             --------

         Net assets sold                                     $338,839
                                                             ========


     Following is an analysis of the Company's loss from operation of its discontinued oil and gas properties and equity securities investment operations:


                                           Period from
                                          July 1, 1999     Year Ended
                                          to February 3,    June 30,
                                               2000           1999
                                          --------------   -----------

     Revenue                                $      -         $  57,757

     Loss from operations                    (66,958)         (442,044)

     Net loss                                (66,958)         (442,044)

5.   Accounts Receivable
     -------------------

     Accounts receivable at June 30, 2000 consisted of the following:

     Accounts receivable for reimbursement of
       Operating and reimbursement of development costs     $  235,792
     Accrued receivables from film distribution                435,980
                                                            ----------

                                                               671,772
     Less allowance for doubtful accounts                     (180,000)
                                                            ----------

                                                            $  491,772
                                                            ==========

     During the year ended June 30, 2000, the Company received all film distribution revenue from distribution rights agreements covering three feature films from three customers. The cost reimbursement receivable is due from a single participant in a film participation agreement.

6.   Film Costs
     ----------

     Film costs and related amounts capitalized at June 30, 2000 consisted of the following:

                                            In           Pre-
                            Released    Production    Production     Total
                           ----------   -----------   ----------  -----------

Cost of acquiring film
 rights                    $  374,055   $         -   $1,537,945  $ 1,912,000
Interest cost capital-
 ized during 2000                   -        21,501            -       21,501
Production costs in-
 curred during 2000            15,555     4,666,488       18,993    4,701,036
                           ----------   -----------   ----------  -----------

                              389,610     4,687,989    1,556,938    6,634,537

Less costs paid or
 payable by other
 participants                       -    (1,298,400)           -   (1,298,400)
                           ----------   -----------   ----------  -----------

                             389,610      3,389,589    1,556,938    5,336,137
Less accumulated amor-
 tization                   (348,749)             -            -     (348,749)
                           ----------   -----------   ----------  -----------

                           $   40,861   $ 3,389,589   $1,556,938   $4,987,388
                           ==========   ===========   ==========   ==========


     The Company expects that all costs associated with released films will be fully amortized during the year ending June 30, 2001.

7.   Property and Equipment
     ----------------------

     Property and equipment at June 30, 2000 consisted of the following:

                                                Life
                                               -------

     Computer equipment                        5 years   $   24,659
     Software                                  3 years       32,792
                                                         ----------

                                                             57,451
     Less accumulated depreciation
       and amortization                                      (3,065)
                                                         ----------

                                                         $   54,386
                                                         ==========

     During the years ended June 30, 2000 and 1999, depreciation expense was $1,263 and $8,724, respectively. Depreciation expense in 1999 is included in discontinued operations in the accompanying statements of operations and cash flows.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

8.   Notes Payable and Convertible Debt
     ----------------------------------

     Notes payable and convertible debt at June 30, 2000 consisted of the following:

     Note payable to a bank under a
       $1,200,000 revolving line of
       credit, bearing interest at 7.5%
       per year and due September 3, 2000.
       This note is collateralized by a
       $1,200,000 certificate of deposit
       that is restricted by the terms of
       this line of credit.                                $1,200,000

     Convertible notes payable to a major
       stockholder/officer of the Company.
       These notes bear interest at 10.0%
       per year and are due in quarterly
       installments of $87,500, plus inter-
       est through June 2001.  These notes
       are collateralized by substantially
       all assets of the Company; however,
       the rights of the note holder are
       secondary to the rights granted the
       bank under the Company's revolving
       credit line.  The face amounts of
       these notes are convertible to
       shares of the Company's common stock
       at a conversion price of $0.50 per
       share.  The value of the conversion
       feature on these notes payable was
       approximately $140,560 and, accor-
       dingly, the notes have an effective
       rate of interest of approximately 110%.                350,000
                                                           ----------

                                                            1,550,000

     Less unamortized value of conversion
       feature                                               (126,848)
                                                           ----------

                                                           $1,423,152
                                                           ==========

                     FAMILY ROOM ENTERTAINMENT CORPORATION

9.   Accounts Payable and Accrued Liabilities
     ----------------------------------------

     Accounts payable and accrued liabilities at June 30, 2000 consisted of the following:

     Accounts payable for production costs                     $  431,883
     Accrued production costs                                   1,875,249
     Accrued professional fees                                      2,500
                                                               ----------

                                                               $2,309,632
                                                               ==========

10.  Income Taxes
     ------------

     The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2000, the Company had net operating loss ("NOL") carry forwards for income tax purposes of approximately $2,846,000, which expire in 2000 through 2020. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Transaction, subsequent Asset Purchase and private placement of the Company's common stock severely limited the Company's ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company will be able to use only approximately $500,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

     The composition of deferred tax assets and the related tax effects at June 30, 2000 are as follows:

     Deferred tax assets:
       Net operating losses                                    $  967,600
       Allowance for doubtful accounts and
         notes receivable                                          61,200
       Valuation allowance                                       (971,900)
                                                               ----------

         Total deferred tax assets                                 56,900

     Deferred tax liabilities:
       Basis of property and equipment                              2,900
                                                               ----------

           Net deferred tax asset                              $   54,000
                                                               ==========

                     FAMILY ROOM ENTERTAINMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.  Income Taxes, continued
     -----------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2000 and 1999 is as follows:

                                            2000                  1999
                                    -------------------    ------------------
                                     Amount        %        Amount       %
                                    ---------   -------    ---------   ------
     Benefit for income tax at
       federal statutory rate       $ (19,709)    (34.0)   $(150,294)   (34.0)
     Effect of graduated rates        (11,750)    (20.0)           -        -
     State income taxes                10,583      18.0            -        -
     Loss of net operating losses    (337,041)   (581.0)    (635,535)  (144.0)
     Change in valuation allowance    357,917     617.0      785,829    178.0
                                    ---------   -------    ---------   ------

                                    $       -         -    $       -        -
                                    =========   =======    =========   ======

     The provision for income taxes for the years ended June 30, 2000 and 1999 consist of the following:

                                               2000      1999
                                             --------   ------
     Current portion:
       State                                 $ 16,000   $    -
       Federal                                 38,000        -
                                             --------   ------

                                               54,000        -
                                             --------   ------

     Deferred benefit:
       State                                  (16,000)       -
       Federal                                (38,000)       -
                                             --------   ------

     Total provision for income taxes        $      -    $   -
                                             ========   ------