Form 10KSB40/A
period 2000-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2000-09-29
CIK 49444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                                Amendment No. 1

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

Restructuring Transaction

     As Cobb Resources Corporation, our Company had been active in the mining and oil and gas sectors. Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of our common stock through a series of transactions as follows:

 .    The three Investors each acquired 666,666 shares (approximately 7.8%
individually and 23.4% in the aggregate of our common stock from our most significant stockholder (the "Stockholder").

 .    We sold substantially all of our existing assets, including mineral interests, cash, equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder's assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $338,000. As a result of this transaction, we discontinued all current operations in which it was engaged.

 .    We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

Asset Purchase

  Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the "Asset Purchase") in exchange for 2,407,000 post-split shares of our common stock. The interest in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

Name and Symbol Change

     Effective May 22, 2000, COBB Resources Corporation's name was changed to Family Room Entertainment Corporation, and its corresponding OTC:BB trading symbol "COBB was changed to "FMLY".

Entertainment Motion Picture Industry Overview

     Our Company discontinued all activities in Mining, Oil and Gas as a result of the restructure and is now in the entertainment industry. The Company develops and produces entertainment projects through the following three wholly-owned subsidiaries: (1) Emmett/Furla

Films Productions Corporation. (hereafter, "EFFP"), a California Corporation, is a Motion Picture Development and Production entity that primarily develops and produces motion pictures intended for worldwide theatrical release (EFFP's subsidiary, Good Advice, Inc., is a production company formed for the sole purpose of producing the film "Good Advice"); (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to oversee and arrange world wide distribution of our Company's entertainment projects, and (3) Family Room Productions Corporation (hereafter, "FRPC") , a California corporation, is setup primarily to develop and produce family oriented motion pictures for television and home video distribution as well as episodic television and internet programming. FRPC has two wholly owned subsidiaries, Family Room Entertainment Music Publishing Corporation and Emmett/Furla Films Music Publishing Company, both California corporations, whose function is to oversees FRPC's EFFP's and their subsidiaries' music publishing (ancillary rights associated with the creation of original music for motion pictures).

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

Broadcast and Basic Cable Television.

     Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

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

Methods of Acquisition.

     Our Company typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the Company acquires distribution rights following completion of most or all of the production and post-production process. These films are generally acquired after management of the Company has viewed the film to evaluate its commercial viability.

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

Acquisition Process.

     If our Company locates a motion picture project which it believes satisfies its criteria, the Company may pay an advance against a share or participation in the revenue actually received by the Company from the exploitation of a film in each licensed media (hereafter an, "Advance") or a guarantee a minimum payment based on projected revenues actually to be received by the Company from the exploitation of a film in each licensed media (hereafter, a "Minimum Guarantee"), all of which are conditioned upon delivery of a completed film which meets or exceeds certain technical standards which are pre-determined in the distribution agreement with Company. The minimum guarantee is generally paid prior to the film's release. Typically, our Company will have the right to recoup the Advance or Minimum Guarantee and certain other amounts from the
distribution revenues realized by the Company prior to paying any   additional
revenue participation to the production company.


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

ITEM 2.  Properties

          Our Company leases approximately 2,500 square feet of office space at The Lot, 1041 North Formosa Avenue, Mary Pickford Building, Suite 101, Los Angeles, California. The lease is month to month with approximate monthly payment of $3,069. In July 2000 our rent will increase to $10,500 per month. Our Company began leasing new corporate office space in February , 2000 under a contracted office usage agreement on a month to month basis, which included certain phones and office furniture.

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

     Operating Costs for the year ended June 30, 2000 are $349,749 compared to $0 for fiscal year 1999. These costs consist of $349,749 of film amortization.

     Company's Gross Profit for fiscal year 2000 was $329,439, net of amortization of film project costs in accordance with SOP - 002 issued by the AICPA, compared to $0 for June 30,1999. The profit was primarily from the acquisition of certain film projects and their release during the forth (4/th/) quarter of 2000.

     Selling, general administrative costs for fiscal year 2000 is $330,498 compared to $0 for fiscal year 1999. These costs consist of $46,000 in salaries and benefits, rent and occupancy cost of $20,000, general advertising of $8,400, entertainment and travel of $20,000, telecommunications of $20,000, messenger service of $10,000, provision for doubtful accounts of $180,000, with the remaining $18,000 made up of general office and supplies.

     The net loss for fiscal year 2000 was made up of $8,987 earning from continuing operations offset by a $66,957 loss from Discontinued Operations.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Net cash used in operating activities in fiscal 2000 amounted to $1,307,500 of which $89,448 was from discontinued operations as compared to $ 84,825, all from discontinued operations for fiscal year 1999. The use of cash for fiscal year 2000 is mainly attributable to additions in film costs of $3,410,425 and increase in accounts receivables of $671,772 offset by and increase in accounts payables of $2,309,632, with miscellaneous items making up the difference.

     Net cash used in investing activities for fiscal year 2000 amounted to $1,332,451 as compared to $16,833 in discontinued operations in fiscal year 1999. The increase was mainly due to the purchase of a certificate of deposit of $1,200,000.

     Financing activities generated net cash of $3,939,782 in fiscal 2000 compared with ($7,024) from discontinued operations in fiscal year 1999. The cash generated in fiscal 2000 was attributable from the issuance of notes and a revolving line of credit amounting to $1,550,000 plus proceeds from the sale of common stock net of costs amounting to $2,374,000.

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

                        Date: September 29, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla             Director, Chief Executive        September 29, 2000
-------------------------
     George Furla            Officer, President and Chief
                             Accounting Officer

/s/ Randell Emmett           Director                         September 29, 2000
-------------------------
     Randell Emmett

/s/ Peter Benz               Director                         September 29, 2000
-------------------------
     Peter Benz

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

/s/ Ham, Langston & Bregena, L.L.P

Houston, Texas
August 25, 2000

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                 June 30, 2000

                                   ---------

     ASSETS
     ------

Cash and cash equivalents                             $ 1,370,737
Accounts receivable, net                                  491,772
Restricted certificate of deposit                       1,200,000
Film costs, net                                         4,987,388
Property and equipment, net                                54,386
Deferred income taxes                                      54,000
                                                      -----------

      Total assets                                    $ 8,158,283
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable and convertible debt                    $ 1,423,152
Accounts payable and accrued liabilities                2,309,632
Income tax payable                                         54,000
                                                      -----------

    Total liabilities                                   3,786,784
                                                      -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding                                             -
  Common stock; $.01 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                              1,824,549
  Additional paid in capital                            9,197,770
  Accumulated deficit                                  (6,650,820)
                                                      -----------

    Total stockholders' equity                          4,371,499
                                                      -----------

      Total liabilities and stockholders'
        equity                                        $ 8,158,283
                                                      ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  for the years ended June 30, 2000 and 1999

                                   ---------


                                                Year Ended June 30,
                                              -----------------------
                                                 2000         1999
                                              ----------   ----------
Revenues:
  Film revenue                                $  489,532   $        -
  Overhead fees                                  189,656            -
                                              ----------   ----------

    Total revenue                                679,188            -
                                              ----------   ----------

Operating costs:
  Amortization of film costs                     349,749            -
                                              ----------   ----------

    Total operating costs                        349,749            -
                                              ----------   ----------

Gross Profit                                     329,439            -

Selling, general and administrative              330,498            -
                                              ----------   ----------

      Loss from operations                        (1,059)           -
                                              ----------   ----------

Interest income                                   10,046            -
                                              ----------   ----------

    Income from continuing operations              8,987            -
                                              ----------   ----------

Discontinued operations:
  Loss from operation of discontinued
    business segment                             (66,957)    (442,044)
                                              ----------   ----------

      Net loss                                $  (57,970)   $(442,044)
                                              ==========   ==========

Weighted average number of common shares
  outstanding (basic and fully diluted)        7,082,674      853,426
                                              ==========   ==========

Net loss per common share (basic and
  fully diluted)
  Continuing operations                       $     0.00    $    0.00
  Discontinued operations                          (0.01)       (0.52)
                                              ----------   ----------

    Net loss                                  $    (0.01)   $   (0.52)
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

                     FAMILY ROOM ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   --------

                                                          Year Ended June 30,
                                                       ------------------------
                                                          2000          1999
                                                       -----------    ---------

Operating activities:
  Net loss                                             $   (57,970)   $(442,044)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Loss from operation of discontinued
      business segment                                      66,957      442,044
    Film cost amortization                                 348,749            -
    Depreciation                                             1,263            -
    Software amortization                                    1,802            -
    Provision for doubtful accounts                        180,000            -
    Amortization of debt costs                              13,712            -
    Change in operating assets and liabilities:
      Increase in accounts receivable                     (671,772)           -
      Additions to film costs                           (3,410,425)           -
      Increase in accounts payable and accrued
        liabilities                                      2,309,632            -
                                                       -----------    ---------

        Net cash used by continuing operations          (1,218,052)           -
        Net cash used by discontinued operations           (89,448)     (84,825)
                                                       -----------    ---------

          Net cash used by operating activities         (1,307,500)     (84,825)
                                                       -----------    ---------

Investing activities:
  Purchase of film projects                                (75,000)           -
  Purchase of property and equipment                       (57,451)     (55,551)
  Purchase of certificate of deposit                    (1,200,000)           -
  Proceeds from sale of oil and gas properties                   -       28,718
  Proceeds from certificate of deposit                           -       10,000
                                                       -----------    ---------

          Net cash used by investing activities         (1,332,451)     (16,833)
                                                       -----------    ---------

Financing activities:
  Proceeds from notes payable and revolving
    line of credit                                       1,550,000            -
  Proceeds from sale of common stock                     2,580,000            -
  Syndication costs incurred in connection
    with sale of common stock                             (206,000)           -
  Cash paid for treasury stock                              15,782            -
  Principal payment on note payable                              -       (7,024)
                                                       -----------    ---------

          Net cash provided by (used by) financing
           activities                                    3,939,782       (7,024)
                                                       -----------    ---------

Increase (decrease) in cash and cash equivalents         1,299,831     (108,682)


Cash and cash equivalents at beginning of period            70,906      179,588
                                                       -----------    ---------

Cash and cash equivalents at end of period             $ 1,370,737    $  70,906
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

                     FAMILY ROOM ENTERTAINMENT CORPORATION

4.   Discontinued Operations
     -----------------------


     Cash and cash equivalents                               $ 15,782
     Marketable equity securities                             126,878
     Non-producing oil and gas properties                     133,503
     Other assets                                              87,948
                                                             --------

       Total assets sold                                      364,111

     Less liabilities assumed                                 (25,272)
                                                             --------

         Net assets sold                                     $338,839
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
                                                           ----------

                                                           $1,423,152
                                                           ==========

     All notes payable and convertible debt are due during the year ending June 30, 2001. The Company incurred no cash payments of interest expense during the years ended June 30, 2000 and 1999.

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

     The composition of deferred tax assets and the related tax effects at June 30, 2000 are as follows:

     Deferred tax assets:
       Net operating losses                                    $  967,600
       Allowance for doubtful accounts and
         notes receivable                                          61,200
       Valuation allowance                                       (971,900)
                                                               ----------

         Total deferred tax assets                                 56,900

     Deferred tax liabilities:
       Basis of property and equipment                             (2,900)
                                                               ----------

           Net deferred tax asset                              $   54,000
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

                     FAMILY ROOM ENTERTAINMENT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


11. Commitments
    -----------

    Lease Agreement
    ---------------

    The Company operates in leased facilities under a month to month lease with a base rental rate of $3,069 per month. Management expects to continue operating under the present month to month lease, but believes that the leased premises can be replaced under no less favorable terms without disruption to the Company's operations. Total rent expense under operating leases for the years ended June 30, 2000 and 1999 was $13,197 and $-0-, respectively.


12. Stockholders' Equity
    --------------------

    During the year ended June 30, 2000, the Company entered into the Sales Transaction (See Note 4) and the Asset Purchase Transaction (See Note 3). In connection with those transactions, the Company initiated a one-for-ten reverse stock split. These financial statements are presented as if the reverse stock split occurred prior to June 30, 1998.

    In March through May 2000, the Company undertook a Regulation D private placement of its common stock under which the Company sold 5,160,000 shares of common stock to qualified investors at a price of $.50 per share.


13. Non-Cash Investing and Financing Activities
    -------------------------------------------

    During the year ended June 30, 2000, the Company engaged in the following non-cash investing and financing activities:

    Acquired motion picture contracts
     in exchange for shares of the
     Company's common stock (See Note 3)               1,827,000

    Acquired treasury stock in exchange
     for certain assets and liabilities
     (See Note 4)                                       $323,057