Form 10QSB
period 2000-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2000-11-13
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   September 30, 2000
                                              --------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                 Commission file number  0-27063
                                        ---------

                     Family Room Entertainment Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New  Mexico                                      85-0206160
          ------------                                      ----------
(State  or  other  jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification  number)


1041 N. Formosa Ave.  Mary Pickford Bldg. Ste. 101, Los Angeles, Ca.     90046
---------------------------------------------------------------------  --------
           (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone number, including area code: (323) 850-2800
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  as  of
     Class  of  Common  Stock                September  30,  2000
     ------------------------                --------------------
          $.01  par  value                    18,245,487  Shares

         Transitional Small Business Disclosure Format     Yes     No  X
                                                              ----    ----

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                 June  30,  2000  and  September  30,  2000  (unaudited)


               Condensed  Consolidated  Statements  of  Operations
                 for the three months ended September 30, 2000 (unaudited) and 1999 (unaudited)


               Condensed  Consolidated  Statement  of  Stockholders  equity for  the  three  months  ended  September  30, 2000 (Unaudited)


               Condensed  Consolidated  Statements  of  Cash  Flows
                 for the three months ended September 30, 2000 (unaudited) and 1999 (unaudited)


               Notes  to  Condensed  Consolidated  Financial  Statements

     Item  2.  Management's Discussion and Analysis of Financial Condition
                 and  Results  of  Operations.


PART  II.  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM  I.     FINANCIAL  STATEMENTS

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                           SEPTEMBER 30,   JUNE 30,
                                                               2000         2000
ASSETS                                                      (UNAUDITED)    (NOTE)
                                                            -----------  ------------
Cash and cash equivalents                                   $   150,384   $ 1,370,737
Accounts receivable, net                                      3,563,370       491,772
Restricted certificate of deposit                             1,200,000     1,200,000
Film costs, net                                               2,686,471     4,987,388
Property and equipment, net                                      60,466        54,386
Deferred income taxes                                            54,000        54,000
Other assets                                                     16,562             -
                                                            ------------  ------------

  Total assets                                              $ 7,731,253   $ 8,158,283
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Notes payable and convertible debt                          $ 2,472,500   $ 1,423,152
Accounts payable and accrued liabilities                        918,848     2,309,632
Income tax payable                                               66,000        54,000
                                                            ------------  ------------

  Total liabilities                                           3,457,348     3,786,784
                                                            ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                            -             -
  Common stock; $.01 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                                    1,824,549     1,824,549
  Additional paid in capital                                  9,070,922     9,197,770
  Accumulated deficit                                        (6,621,566)   (6,650,820)
                                                            ------------  ------------
    Total stockholders' equity                                4,273,905     4,371,499
                                                            ------------  ------------
      Total liabilities and stockholders'
        equity                                              $ 7,731,253   $ 8,158,283
                                                            ============  ============

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              The accompanying notes are an integral part of these
             unaudited condensed consolidated financial statements.

                  FAMILY ROOM ENTERTAINMENT CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  1999

                                                  THREE  MONTHS  ENDED
                                                       SEPTEMBER  30,
                                                ------------------------
                                                    2000         1999
                                                ------------  ----------

Revenue:
  Film revenue                                  $ 3,050,000   $       -
  Overhead fees                                     301,707           -
                                                ------------  ----------
    Total revenue                                 3,351,707           -

Operating cost-amortization of film costs         3,026,570           -
                                                ------------  ----------
      Gross profit                                  325,137           -

Selling, general and administrative                 266,433           -
                                                ------------  ----------
      Income from operations                         58,704           -
                                                ------------  ----------

Other income and (expenses):
  Interest income                                    17,550           -
  Interest expense                                  (35,000)          -
                                                ------------  ----------

    Total other expense, net                        (17,450)          -
                                                ------------  ----------

      Income from continuing operations
        before provision for income taxes            41,254           -
Provision for income taxes                          (12,000)          -
                                                ------------  ----------

      Income from continuing operation               29,254           -
Discontinued operations (loss) from
  operation of discontinued business  segment             -    (104,618)
                                                ------------  ----------

      Net Income (loss)                         $    29,254   $(104,618)
                                                ============  ==========
Weighted average number of common shares
  outstanding (basic and fully diluted)          18,245,487     853,426
                                                ============  ==========


Net Income (loss) per common share (basic and
  fully diluted)
  Continuing operations                         $     (0.00)  $    0.00
  Discontinued operations                              0.00       (0.12)
                                                ------------  ----------

    Net Income                                  $     (0.00)  $   (0.12)
                                                ============  ==========

              The accompanying notes are an integral part of these
            unaudited  condensed  consolidated  financial  statements.

                                     FAMILY ROOM ENTERTAINMENT CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                                   EQUITY
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                  __________


                                                  COMMON STOCK                        ADDITIONAL
                                            ------------------------     PAID-IN      ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL       DEFICIT        TOTAL
                                            ------------  ----------  -------------  ------------  -----------
Balance at June 30, 2000                      18,245,487  $1,824,549  $  9,197,770   $(6,650,820)  $4,371,499

Reclassification resulting from a change
  in the terms of notes to a related party
  to eliminate conversion feature                      -           -      (126,848)            -     (126,848)

Net Income                                             -           -             -        29,254       29,254
                                            ------------  ----------  -------------  ------------  -----------

Balance at September 30, 2000                 18,245,487  $1,824,549  $  9,070,922   $(6,621,566)  $4,273,905
                                            ============  ==========  =============  ============  ===========

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 FAMILY  ROOM  ENTERTAINMENT  CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    _________

                                                      THREE  MONTHS  ENDED
                                                         SEPTEMBER  30,
                                                       2000         1999
                                                   ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                $    29,254   $(104,618)
  Adjustment to reconcile net income (loss)
    to net cash used by continuing operations       (2,162,197)    104,618
                                                   ------------  ----------

      Net cash used by continuing operations        (2,132,943)          -
      Net cash used by discontinued operations               -     (47,077)
                                                   ------------  ----------

        Net cash used by operating activities       (2,132,943)    (47,077)
                                                   ------------  ----------

Cash flows from investing activities:
  Purchase of property and equipment                    (9,910)          -
                                                   ------------  ----------

        Net cash used by investing activities           (9,910)          -
                                                   ------------  ----------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                     922,500           -
  Principal payment on note payable                          -      (1,732)
                                                   ------------  ----------

        Net cash provided by (used by)
          financing activities                         922,500      (1,732)
                                                   ------------  ----------

Decrease in cash and cash equivalents               (1,220,353)    (48,809)

Cash and cash equivalents at beginning of period     1,370,737      70,906
                                                   ------------  ----------

Cash and cash equivalents at end of period         $   150,384   $  22,097
                                                   ============  ==========

              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                      FAMILY ROOM ENTERTAINMENT CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

     For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2000, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.


2.   ESTIMATES
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a Company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such amounts as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the use of net operating losses and the effect of graduated rates.

5.   DISCONTINUED  OPERATIONS
     ------------------------

     The loss from operation discontinued business segment presented in the accompanying statement of operations for the three months ended September 30, 1999, consisted of the following:

     Operating, general and administrative
         expenses                                                 $     54,927
       Depreciation, depletion and
         amortization expenses                                           2,181
                                                                  -------------

           Loss from operations                                        (57,108)
                                                                  -------------

       Other income (expenses):
         Other income                                                    2,941
         Realized loss on marketable
           equity securities                                           (12,060)
         Unrealized gain on marketable
           equity securities                                           (38,225)
         Interest expense                                                 (166)
                                                                  -------------

           Total other expense, net                                    (47,510)
                                                                  -------------

           Net loss                                               $   (104,618)
                                                                  =============

     ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

                       MANAGEMENT'S DISCUSSION AND ANAYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues were derived primarily from the production and distribution rights of theatrical filmed entertainment in film licensed for release and/or outright sale foreign territories and domestic; both theatrically and cable, television, video and other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and borrowings secured usually by domestic and internationally (foreign) licenses.

The Company has adopted the new Accounting Standard Executive Committee's American Institute of Certified Pubic Accountant's recently issued Statement of Position ("SOP") 00-002 Accounting by Producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. See the Company's Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation the "Company" for the year ended June 30, 2000, which is incorporated herein by reference.

Results  of  Operations

The Company's operating revenues for its first quarter ending September 30, 2000 were $3,351,707 and $-0- for the same period ending September 30, 1999. Three million ($3,000,000) of the revenue is licensing fees generated from foreign film rights, $50,000 is from producer's fees and the remaining revenues are reimbursements of overhead fees.

Costs relating to the operating revenues were $3, 026,570 during the first quarter ending September 30, 2000 as compared to $-0- for the quarter ending September 30, 1999. These costs represent amortization of film costs.

The company's gross profit for the period ending September 30, 2000 was $325,137 compared to $ -0- for the same period prior year.

Selling, general and administrative expenses were $266,433 for the first quarter ending September 30, 2000 as compared to $-0- for the same period prior year.

Interest expense for the first quarter ending September 30, 2000 was $35,000 as compared to $-0- for the same period prior year. This increase was mainly due to completion of certain production of films during the beginning of the first quarter in accordance with the "SOP" 00-002 referred to above.


The Company reported a net income from continuing operations of $ 29,254 for the first quarter ended September 30, 2000, as compared with a net income (loss) of $ 0.00 from continued operations for the same period prior year. Prior year had a loss from discontinued operations of ($104,618).

                         LIQUIDITY AND CAPITAL RECOURCES

The total indebtedness of borrowed monies increased to $ $2,472,500 at September 30, 2000 from $-0- at September 30, 1999.

Net cash used in operating activities for the first quarter ending September 30, 2000 amounted to $ (2,132,943) as compared to $ (47,077) for the same period ending September 30, 1999. The use of cash for the first quarter September 30, 2000 is mainly attributable to additions in film costs of $ 710,990, an increase in accounts receivable of $ $3,142, 931, a decrease in accounts payable of $ 1,390,786, offset by 3,026,570 of film amortization costs, with miscellaneous items making up the remaining balance.

Net cash used in investing activates for the first quarter ending September 30, 2000 amounted to $ (9,910) as compare to $ -0- in the same period prior year.

Financing activities generated net cash of $ 922,500 for the first quarter ending September 30, 2000 as compared to $ -0- for the quarter ending September 30, 1999. The cash generated in the first quarter September 30, 2000 was a result of the issuance of notes and the extension of its revolving line of credit.


                        CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September
30,  2000  there  were  no  material  commitments  to  be  paid.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM  1.     LEGAL  PROCEEDINGS
     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

ITEM  4.   SUBMISSION  OF  MATTERS  OF  A  VOTE  TO  SECURITY  HOLDERS
     There were certain matters that were submitted to a vote by our Company's security holders during the fiscal year. These were post-reverse split shares with respect to a ten for one reverse split of our Company's common stock, the change in Our Company's name form COBB Resources to Family Room Entertainment, Inc. and a change in Our Company's OTC:BB: trading symbol COBB to FMLY.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

              (a) Exhibits

                  27.   Financial  Data  Schedule


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/  George Furla             Director, Chief Executive        November 10, 2000
-------------------------
     George  Furla            Officer, President and Chief
                              Accounting Officer

/s/  Randell Emmett           Director                         November 10, 2000
-------------------------
     Randell  Emmett

/s/  Peter  Benz              Director                         November 10, 2000
-------------------------
     Peter  Benz