Form 10QSB
period 2000-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2001-02-02
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   December 31, 2000
                                               -------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from ______________ to _______________

                         Commission file number  0-27063
                                                ---------

                      Family Room Entertainment Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New  Mexico                                        85-0206160
           -----------                                        ----------
(State  or  other  jurisdiction                           (I.R.S.  Employer
of incorporation or organization)                       Identification number)


1041  N. Formosa Ave.  Mary Pickford Bldg. Ste. 101, Los Angeles, Ca.    90046
---------------------------------------------------------------------  --------
           (Address of principal executive offices)                   (Zip Code)

       Registrant's  Telephone  number,  including  area  code:  (323)  850-2800
                                                                 ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                  Yes  X          No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  as  of
     Class  of  Common  Stock                 December  31,  2000
     ------------------------                ---------------------
          $.10  par  value                     18,245,487  Shares

         Transitional  Small  Business  Disclosure  Format  Yes     No  X
                                                               ---     ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                 June  30,  2000  and  December  31,  2000  (unaudited)


               Condensed  Consolidated  Statements  of  Operations
                 for the three months and Six Months ended December 31, 2000 (unaudited)and 1999 (unaudited)


               Condensed  Consolidated  Statement  of  Stockholders  equity for  the  Six  months  ended  December  31,  2000  (Unaudited)


               Condensed  Consolidated  Statements  of  Cash  Flows
                 for the Six months ended December 31, 2000 (unaudited) and 1999 (unaudited)


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

     Item  1.  Legal  Proceedings

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PART  I.  FINANCIAL  INFORMATION
                          --------------------------------

ITEM  I.     FINANCIAL  STATEMENTS


                      FAMILY  ROOM  ENTERTAINMENT  CORPORATION
                 UNAUDITED  CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                      DECEMBER  31,  2000  AND  JUNE  30,  2000


                                                            DECEMBER 31,    JUNE 30,
                                                               2000          2000
ASSETS                                                      (UNAUDITED)     (NOTE)
                                                            ------------  ------------
Cash and cash equivalents                                   $   561,705   $ 1,370,737
Accounts receivable, net                                      2,985,945       491,772
Restricted certificate of deposit                             1,200,000     1,200,000
Film costs, net                                               3,056,008     4,987,388
Property and equipment, net                                      56,211        54,386
Deferred income taxes                                            54,000        54,000
Other assets                                                      4,352             -
                                                            ------------  ------------

  Total assets                                              $ 7,918,221   $ 8,158,283
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                                 3,996,563   $ 1,423,152
Accounts payable and accrued liabilities                        138,249     2,309,632
Income tax payable                                               54,000        54,000
                                                            ------------  ------------

  Total liabilities                                           4,188,812     3,786,784
                                                            ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                            -             -
  Common stock; $.10 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                                    1,824,549     1,824,549
  Additional paid in capital                                  9,070,922     9,197,770
  Accumulated deficit                                        (7,166,062)   (6,650,820)
                                                            ------------  ------------
    Total stockholders' equity                                3,729,409     4,371,499
                                                            ------------  ------------
      Total liabilities and stockholders'
        equity                                              $ 7,918,221   $ 8,158,283
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

                  FAMILY  ROOM  ENTERTAINMENT  CORPORATION
          UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
       FOR  THE  SIX  AND  THREE  MONTHS  ENDED  DECEMBER  31,  2000  AND  1999


                                                   SIX MONTHS              THREE MONTHS
                                                     ENDED                    ENDED
                                                   DECEMBER 31,            DECEMBER 31,
                                            -----------------------  -----------------------
                                                2000         1999        2000        1999
                                            ------------  ---------  ------------  ---------
Revenue:
  Film revenue                              $ 3,050,000   $      -   $         -    $     -
  Overhead fees                                 461,278          -       159,571          -
                                            ------------  ---------  ------------  ---------
    Total revenue                             3,511,278          -       159,571          -

Operating cost-amortization of film costs     3,553,672          -       527,102          -
                                            ------------  ---------  ------------  ---------
      Gross Profit (Loss)                      ( 42,394)         -      (367,531)         -

Selling, general and administrative             443,771          -       177,338          -
                                            ------------  ---------  ------------  ---------
      Income from operations                   (486,165)         -      (544,869)         -
                                            ------------  ---------  ------------  ---------

Other income and (expenses):
  Interest income                                26,143          -         8,593          -
  Interest expense                             ( 55,220)         -      ( 20,220)         -
                                            ------------  ---------  ------------  ---------

    Total other expense, net                   ( 29,077)         -      ( 11,627)         -
                                            ------------  ---------  ------------  ---------

  Income (Loss) from continuing operations     (515,241)         -      (556,496)         -
                                            ------------  ---------  ------------  ---------


Loss from continuing operation                 (515,241)         -      (556,496)         -

Discontinued operations Income (loss) from
operation of discontinued business segment            -    (66,958)            -     37,660
                                            ------------  ---------  ------------  ---------

      Net Income (loss)                     $  (515,241)  $(66,958)  $  (556,495)  $ 37,660
                                            ============  =========  ============  =========
Weighted average number of common shares
  outstanding (basic and fully diluted)      18,245,487    853,426    18,245,487    853,426
                                            ============  =========  ============  =========

Net Income (loss) per common share (basic
  and fully diluted)
  Continuing operations                     $     (0.03)  $  (0.01)  $     (0.03)  $   0.01
  Discontinued operations                          0.00      (0.00)        (0.00)     (0.00)
                                            ------------  ---------  ------------  ---------
    Net Income                              $     (0.03)  $  (0.01)  $     (0.03)  $   0.01
                                            ============  =========  ============  =========


             The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                     FAMILY  ROOM  ENTERTAINMENT  CORPORATION
                          UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'
                                                     EQUITY
                                  FOR  THE  SIX  MONTHS  ENDED DECEMBER 31, 2000
                                                   __________


                                                   COMMON STOCK                       ADDITIONAL
                                              ----------------------     PAID-IN      ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL       DEFICIT        TOTAL
                                            ------------  ----------  -------------  ------------  -----------

Balance at June 30, 2000                      18,245,487  $1,824,549  $  9,197,770   $(6,650,820)  $4,371,499

Reclassification resulting from a change
  in the terms of notes to a related party
  to eliminate conversion feature                      -           -      (126,848)            -     (126,848)

Net Income                                             -           -             -      (515,241)    (515,241)
                                            ------------  ----------  -------------  ------------  -----------

Balance at December 31, 2000                 18,245,487   $1,824,549  $   9,070,922  $(7,166,062)  $3,729,409
                                            ============  ==========  =============  ============  ===========

     The  accompanying  notes  are an integral part of these unaudited condensed consolidated  financial  statements.

                 FAMILY  ROOM  ENTERTAINMENT  CORPORATION
         UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                    _________


                                                      SIX  MONTHS  ENDED
                                                          DECEMBER 31,
                                                        2000        1999
                                                   ------------  ----------
Cash flows from operating activities:
  Net income (loss)                                $  (515,241)  $( 66,958)
  Adjustment to reconcile net income (loss)
    to net cash used by continuing operations       (2,718,284)     66,958
                                                   ------------  ----------

      Net cash used by continuing operations        (3,233,526)          -
      Net cash used by discontinued operations               -    ( 55,124)
                                                   ------------  ----------

        Net cash used by operating activities       (3,233,526)   ( 55,124)
                                                   ------------  ----------

Cash flows from investing activities:
  Purchase of property and equipment                  ( 11,018)          -
                                                   ------------  ----------

        Net cash used by investing activities         ( 11,018)          -
                                                   ------------  ----------

Cash flows from financing activities:
  Proceeds from notes payable                        2,873,291           -
  Principal payment on note payable                   (437,780)          -
                                                   ------------  ----------

        Net cash provided by (used by)
          financing activities                       2,435,511           -
                                                   ------------  ----------

Decrease in cash and cash equivalents                ( 809,032)   ( 55,124)

Cash and cash equivalents at beginning of period     1,370,737      70,906
                                                   ------------  ----------

Cash and cash equivalents at end of period         $   561,705   $  15,792
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

5.   DISCONTINUED  OPERATIONS
     ------------------------

     The loss from operation discontinued business segment presented in the accompanying statement of operations :

                                                Six Months       Three Months
                                             December 31,1999  December 31, 1999
     Operating, general and administrative
         expenses                            $        63,955   $          9,028
       Depreciation, depletion and
         amortization expenses                         3,947              1,766
                                             ----------------  -----------------

           Loss from operations                      (67,902)          ( 10,794)
                                             ----------------  -----------------

       Other income (expenses):
         Other income                                  5,349              2,408
         Realized (loss) on marketable
           equity securities                         (14,925)            (2,865)
         Unrealized gain on marketable
           equity securities                           4,859             43,084
    Realized gain on sale of equipment                 5,953              5,953
         Interest expense                               (292)              (126)
                                             ----------------  -----------------

        Total other income(expenses),net            (   944 )            48,454
                                             ----------------  -----------------

           Net Income                        $       (66,958)  $         37,660
                                             ----------------  -----------------


6.   Notes  Payable  Bank

     On November 27,2000 the Company obtained $ 2,400,000 bank loan collateralized by a foreign distribution of $3,000,000 based on of one its film entertainment projects. The bank financing bears interest at the banks Prime rate plus 2% per year and is due on or before September 15, 2001. The Company has drawn down, to date, $1,991,007. The Company anticipates, upon collection of the foreign distribution contract, on or about April 15, 2000, it would pay in full any outstanding financing, relating to this transaction.


7.  Subsequent  Events:


     In January, 2001 the company has arranged for private financing for a note payable of $250,000. This note is due and payable on or before September 30, 2001 At 130%.

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

Results  of  Operations

During the six months ended December 31, 2000, the Company generated operating revenues of $ 3,511,278. These revenues relate primarily to one major film project for which the Company sold the foreign distribution rights. During the six months ended December 31, 1999, the Company had not yet made the transition to a film entertainment company and, accordingly, no comparable film revenues were generated in the period.

Costs associated with the operating revenues were $ 3,553,672 during the six months ended December 31, 2000 and all such costs relate to the amortization or write - down of film costs. The Company performs regular reviews, using standard practices applicable to the entertainment industry ("SOP 00-002"), of the net realizable value of the various projects in which it is involved and during fiscal quarter ended December 31, 2000 recorded a write-down of film costs of $ 488,284 in addition to normal amortization.

During the six months ended December 31, 2000, the Company incurred selling, general and administrative expenses of $ 443,721 as a result of its entry into the film entertainment business and the related staffing requirements. The Company made a transition to the film entertainment business in the third quarter of 2000, and, accordingly, incurred no similar costs related to continuing operations during the six months ended December 31, 1999.

Interest expense for the six months ending December 31, 2000 was $55,220 as compared to $-0- for the same period prior year. This increase was mainly due to completion of certain production of films in accordance with the "SOP" 00-002 referred to above.

The Company reported a net loss from continuing operations of $ (515,241) for the six months ending December 31, 2000, as compared with a net loss from discontinued operations of $ (66,958) for the six months period ending December 31, 1999.

                         LIQUIDITY  AND  CAPITAL  RECOURCES

The total indebtedness of borrowed monies increased to $3,996,562 at December 31, 2000 from $-0- at December 31, 1999.

Net cash used in operating activities for the six months ending December 31, 2000 amounted to $ (3,245,526) as compared to $ (55,124) for the same period ending December 31, 1999. The use of cash for the six months ending December 31, 2000 is mainly attributable to additions in film costs of $1,662,284; an increase in accounts receivable of $2,494,173; a decrease in accounts payable of $2,171,385; offset by $3,553,672 of film amortization costs, with miscellaneous items making up the remaining balance.

Net cash used in investing activates for the six months ending December 31, 2000 amounted to $(11,018) as compare to $ -0- in the same period prior year.

Financing activities generated net cash of $2,447,511 for the six months ending December 31, 2000 as compared to $ -0- for the six months ending December 31, 1999. The cash generated in the six months ending December 31, 2000 was a result of the issuance of notes and the extension of its revolving line of credit.

                        CAPITAL  EXPENDITURES  COMMITMENTS

In its normal course of business as a film entertainment producer and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31,2000 there were material commitments of $ 150,000.

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


/s/  George  Furla            Director, Chief Executive         February 1, 2001
-------------------------
     George  Furla            Officer,  President  and  Chief
                              Accounting  Officer

/s/  Randell  Emmett          Director, and Secretary           February 1, 2001
-------------------------
     Randell  Emmett

/s/  Peter  Benz              Director,  and Treasurer          February 1, 2001
-------------------------
     Peter  Benz