Form 10QSB
period 2001-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2001-05-15
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   March 31, 2001
                                              --------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _January 1, 2001__ to __March 31,2001_

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

                                              Outstanding  as  of
     Class  of  Common  Stock                  March    31, 2001
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

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL INFORMATION

     Item  1.  Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
                 March 31, 2001 (unaudited) and June  30, 2000


               Condensed Consolidated Statements of Operations
                 for the three months and nine Months ended March 31, 2001(unaudited)and 2000 (unaudited)


               Condensed  Consolidated Statement of Stockholders equity
                 for the nine months ended March 31, 2001 (Unaudited)


               Condensed  Consolidated Statements of Cash Flows
                 for the nine months ended March 31, 2001 (unaudited) and 2000 (unaudited)


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

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM  I.     FINANCIAL  STATEMENTS


                      FAMILY ROOM ENTERTAINMENT CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND JUNE 30, 2000

                                                             MARCH 31,     JUNE 30,
                                                               2001          2000
ASSETS                                                      (UNAUDITED)     (NOTE)
                                                            -----------  ------------
Cash and cash equivalents                                   $   101,980   $ 1,370,737
Marketable Securities                                           200,000             0
Accounts receivable, net                                      4,635,709       491,772
Restricted certificate of deposit                                     0     1,200,000
Film costs, net                                               2,175,243     4,987,388
Property and equipment, net                                      54,099        54,386
Deferred income taxes                                            54,000        54,000
Other assets                                                      4,352             -
                                                            ------------  ------------

  Total assets                                              $ 7,225,383    $8,158,283
                                                            ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Notes payable                                               $ 3,359,671   $ 1,423,152
Accounts payable and accrued liabilities                         70,666     2,309,632
Income tax payable                                               54,000        54,000
                                                            ------------  ------------

  Total liabilities                                           3,484,337     3,786,784
                                                            ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                            -             -
  Common stock; $.10 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                                    1,824,549     1,824,549
  Additional paid in capital                                  9,070,922     9,197,770
  Accumulated deficit                                        (7,154,425)   (6,650,820)
                                                            ------------  ------------
    Total stockholders' equity                                3,741,046     4,371,499
                                                            ------------  ------------
      Total liabilities and stockholders'
        equity                                              $ 7,225,383   $ 8,158,283
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

                  FAMILY ROOM ENTERTAINMENT CORPORATION
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                 NINE MONTHS             THREE MONTHS
                                                    ENDED                   ENDED
                                                  MARCH  31,               MARCH  31,
                                            ----------------------  ---------------------
                                                2001        2000       2001        2000
                                            -----------  ---------  -----------  --------
Revenue:
  Film revenue                             $ 4,566,667   $      -   $1,516,667   $     -
  Overhead fees                                887,299          -      426,021         -
                                            -----------  ---------  -----------  --------
    Total revenue                            5,452,966          -    1,942,688         -

Operating cost-amortization of film costs    5,187,584          -    1,633,912         -
                                            -----------  ---------  -----------  --------
      Gross Profit                             266,382          -      308,776         -

Selling, general and administrative            628,410      4,767      184,639     4,767
                                            -----------  ---------  -----------  --------
      Income (loss) from operations           (362,028)    (4,767)     124,137    (4,767)
                                            -----------  ---------  -----------  --------

Other income and (expenses):
  Interest income                               30,392        604        4,249       604
  Interest expense                            (171,969)         -     (116,749)        -
                                            -----------  ---------  -----------  --------

    Total other income (expense), net         (141,577)       604     (112,500)      604
                                            -----------  ---------  -----------  --------

  Income (loss) from continuing operations    (503,605)    (4,163)      11,637    (4,163)

                                            -----------  ---------  -----------  --------
 Income(loss) from continuing operation       (503,605)    (4,163)      11,637    (4,163)

Discontinued operations income (loss) from
operation of discontinued business segment           -    (66,958)           -         -
                                            -----------  ---------  -----------  --------

      Net income (loss)                     $ (503,605)  $(71,121)  $   11,637   ($4,163)
                                            ===========  =========  ===========  ========
Weighted average number of common shares
  outstanding (basic and fully diluted)      18,245,487   853,426   18,245,487   853,426
                                            ===========  =========  ===========  ========

Net income (loss) per common share (basic and
  fully diluted)
  Continuing operations                     $    (0.03)  $  (0.01)  $    (0.00)  $  0.00
  Discontinued operations                         0.00      (0.00)       (0.00)    (0.00)
                                            -----------  ---------  -----------  --------

    Net income (loss)                       $    (0.03)  $  (0.01)  $    (0.03)  $  0.00
                                            ===========  =========  ===========  ========


              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                     FAMILY ROOM ENTERTAINMENT CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                                   EQUITY
                                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                                  __________


                                                  COMMON STOCK                        ADDITIONAL
                                            ------------------------     PAID-IN      ACCUMULATED
                                               SHARES       AMOUNT       CAPITAL       DEFICIT        TOTAL
                                            ------------  ----------  -------------  ------------  -----------

Balance at June 30, 2000                      18,245,487  $1,824,549  $  9,197,770   $(6,650,820)  $4,371,499

Reclassification resulting from a change
  in the terms of notes to a related party
  to eliminate conversion feature                      -           -      (126,848)            -     (126,848)

Net Income                                             -           -             -      (503,605)    (503,605)
                                            ------------  ----------  -------------  ------------  -----------

Balance at March 31, 2001                     18,245,487  $1,824,549  $  9,070,922    $(7,154,425)  $3,741,046
                                            ============  ==========  =============  ============  ===========


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                    _________

                                                      NINE MONTHS  ENDED
                                                         MARCH  31,
                                                       2001         2000
                                                   ------------  ----------

Cash flows from operating activities:
  Net (loss)                                       $  (503,605)  $( 66,958)
  Adjustment to reconcile net (loss)
    to net cash used by continuing operations       (2,559,697)     66,958
                                                   ------------  ----------

      Net cash used by continuing operations        (3,063,302)          -
      Net cash used by discontinued operations               -    ( 55,124)
                                                   ------------  ----------

        Net cash used by operating activities       (3,063,302)   ( 55,124)
                                                   ------------  ----------

Cash flows from investing activities:
  Purchase of property and equipment                  ( 15,126)          -
                                                   ------------  ----------

        Net cash used by investing activities         ( 15,126)          -
                                                   ------------  ----------

Cash flows from financing activities:
  Proceeds from notes payable                        3,432,694           -
  Principal payment on note payable                 (1,523,022)          -
                                                   ------------  ----------

        Net cash provided by
          financing activities                       1,809,671           -
                                                   ------------  ----------

Decrease in cash and cash equivalents               (1,268,757)   ( 55,124)

Cash and cash equivalents at beginning of period     1,370,737      70,906
                                                   ------------  ----------

Cash and cash equivalents at end of period         $   101,980   $  15,792
                                                   ============  ==========


              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                      FAMILY ROOM ENTERTAINMENT CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS  OF  PRESENTATION
     -----------------------

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2000.

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   Film Costs
      ---------

                                                     In-        Pre-
                                     Released    Poduction   Production      Total
                                   -----------  -----------  -----------  -----------

Cost of acquiring
 film rights                       $  374,055    $       -   $1,537,945   $1,912,000
    Interest cost capital-
     ized during 2000                       -       21,501                    21,501
    Production costs incurred
    during 2000                        15,555    4,666,488       18,993    4,701,036
                                   -----------  -----------  -----------  -----------
                                      389,610    4,687,989    1,556,938    6,634,537

    Less costs paid or payable
     by other participants                  -   (1,298,400)               (1,298,400)
                                   -----------  -----------  -----------  -----------
                                      389,610    3.389.589    1,556,938    5,336,137

    Less accumulated amortization    (348,749)           -            -     (348,749)
                                   -----------  -----------  -----------  -----------


    Balance at June 30, 2000       $   40,861   $3,389,589   $1,556,938   $4,487,388
                                   ===========  ===========  ===========  ===========
    Cost of acquiring films
     rights during 2001                     -            -    1,053,879    1,053,879
    Interest cost capitalized
      during 2001                           -            -            -            -
    Production costs incurred
     during 2001                     124,016       397,544            -      521,560
    Costs reimbursed to other
    Participants                           -       800,000            -      800,000
    Costs transferred              4,606,126    (4,587,133)     (18,993)           -
                                   -----------  -----------  -----------  -----------
                                   4,771,003             -    2,591,824    7,362,827

    Less costs paid or payable
     by other participants                 -             -            -            -


    Less amortization during 2001  (4,059,848)           -   (1,127,736)  (5,187,584)
                                   -----------  -----------  -----------  -----------

    Balance at March 31, 2001      $  711,155   $        -   $1,464,088   $2,175,243
                                   ===========  ===========  ===========  ===========


5.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the use of net operating losses and the effect of graduated rates.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   DISCONTINUED  OPERATIONS
     ------------------------

     The following is an anaylisis of the a discontinued business segment presented in the accompanying statement of operations :

                                                Nine Months    Three Months
                                               March 31,2000  March 31, 2000

     Operating, general and administrative
         expenses                               $    66,955    $           -
       Depreciation, depletion and
         amortization expenses                        3,947                -
                                                ------------  --------------

           Loss from operations                     (67,902)               -
                                                ------------  --------------

       Other income (expenses):
         Other income                                 5,349                -
         Realized (loss) on marketable
           equity securities                        (14,925)               -
         Unrealized gain on marketable
           equity securities                          4,859                -
         Realized gain on sale of equipment           5,953                -
         Interest expense                              (292)               -
                                                ------------  --------------

        Total other income(expenses),net              (944 )               -
                                                ------------  --------------

           Net Income                           $   (66,958)  $            -
                                                ============  ==============

7.   Notes Payable Bank and other

     On November 27,2000 the Company obtained a $2,400,000 bank loan collateralized by a foreign distribution contract of $3,000,000 based on of one its film entertainment projects. The bank financing bears interest at the banks Prime rate plus 2% per year and is due on or before September 15, 2001. The Company has drawn down, to date, $ 1,991,007. The Company anticipates, upon collection of the foreign distribution contract, on or about May 15, 2001 it will pay in full any outstanding financing, relating to this transaction. Additionally, in January, 2001 the Company obtained a non-interest bearing note issued at a 23% discount from its $325,000 face value and received net proceeds of $250,000. This note is due and payable on September 30, 2001.

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

Results of Operations

During the nine months ended March 31, 2001, the Company generated operating revenues of $ 5,452,966. These revenues relate primarily to one major film project for which the Company arranged for and received a guarantee for the domestic distribution rights and sold the foreign distribution rights. For the prior year, nine months ended March 31, 2000, the Company had not yet made the transition to a film entertainment company and, accordingly, no comparable film revenues were generated in the period.

Costs associated with the operating revenues were $ 5,187,584 during the nine months ended March 31, 2001 and all such costs relate to the amortization and write - down of film costs. Of this amount $ 1,127,736 relates to write-down of film costs. The Company performs regular reviews of the net realizable value of the various projects in which it is involved using standard practices applicable to the entertainment industry ("SOP 00-002").

During the nine months ended March 31, 2001, the Company incurred selling, general and administrative expenses of $ 628,410, an increase of $443,771 over the same nine months period ending March 31, 2000. This increase is mainly attributable to promotion, salaries, consulting fees, and travel and entertainment relating to 40 film projects in process. For the same period ending March 31, 2000, the selling, general and administrative expenses related to approximately 10 film projects.

Interest expense for the nine months ending March 31, 2000 was $171,969 as compared to $-0- for the same period prior year. This increase was mainly due to bank loans and a shareholder loan used for funding distribution costs for one its film projects and for operations.

The Company reported a net loss from continuing operations of $ (503,605) for the nine months ending March 31, 2001 as compared with a net loss from continuing operations of $( 4,163) for the nine months period ending March 31, 2000.

                         LIQUIDITY AND CAPITAL RECOURCES

The total indebtedness of borrowed monies increased to $3,359,671 at March 31, 2001 from $-0- at March 31, 2000.

Net cash used in operating activities for the nine months ending March 31, 2001 amounted to $ (3,063,302) as compared to $ (79,614) for the same period ending March 31, 2000. The use of cash for the nine months ending March 31, 2001 is mainly attributable to additions in film costs of $2,375,439; an increase in accounts receivable of $4,143,937; a decrease in accounts payable of $2,238,967; offset by $5,187,584 of film amortization costs, with miscellaneous items making up the remaining balance.

Net cash used in investing activates for the nine months ending March 31, 2001 amounted to $(15,126) as compare to $ -0- in the same period prior year.

Financing activities generated net cash of $1,809,671 for the nine months ending March 31, 2001 as compared to $ 1,028,046 for the nine months ending March 31, 2000. The cash generated in the nine months ending March 31, 2001 was a result of the issuance of notes and the extension of its revolving line of credit.

                        CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2001 there were material commitments of $ 150,000.

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


/s/  George Furla             Director, Chief Executive        May 15, 2001
-------------------------     Officer, President and Chief
     George  Furla            Accounting Officer


/s/  Randell Emmett           Director, and Secretary          May 15, 2001
-------------------------
     Randell  Emmett


/s/  Peter  Benz              Director, and Treasurer          May 15, 2001
-------------------------
     Peter  Benz