Form 10KSB
period 2001-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2001-09-27
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)
[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended June 30, 2001 or

[ ]     Transition  report  pursuant  to  section 13 or 15(d) of  the Securities
Exchange Act of 1934 for the transition period from __________ to__________

                         Commission file number: 0-27063

                      Family Room Entertainment Corporation
                      -------------------------------------
                 (Name of small business issuer in its charter)

            New Mexico                                    85-0206160
            ----------                                    -----------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)

1041 N. Formosa Ave. Mary Pickford Bldg., Ste. 101, Los Angeles, CA.    90046
           (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:   (323) 850-2800

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    ____

The issuer had revenues of $ 6,440,748  for the fiscal year ended June 30, 2001.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2001 was approximately $ 6,627,730 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2001, 18,245,487 shares of the issuer's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format     Yes       No  X
                                                      ---      ---

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General Business Development
----------------------------

     Family Room Entertainment Corporation (the "Company"), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb Resources
Corporation .   We are located in Los Angeles, California, and are engaged in key aspects of motion picture entertainment, including production, finance and distribution .

Restructuring Transaction

     Prior to February 3, 2000 , we were engaged in copper mining and oil and gas exploration and marketable equity securities trading . Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of our common stock through a series of transactions as follows:

- The three individuals each acquired 666,666 shares (approximately 7.8% individually and23.4% in the aggregate of our common stock from our most significant stockholder (the "Stockholder").

- We sold substantially all of our existing assets, including mineral interests, cash, marketable equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder's assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $338,000. As a result of this transaction, we discontinued all current operations in which the Company was engaged.

- We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

Asset Purchase

     Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the "Asset Purchase") in exchange for 12,407,000 post-split shares of our common stock. The interest in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

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

     In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as Family Room Entertainment, (hereafter, collectively the "Independents") which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

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

     Independents generally avoid incurring substantial overhead costs by hiring creative and other production personnel, retaining only any essential elements, which will be required for pre-production, principal photography and post-production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the delivery of the completed motion picture in the agreed upon format(s).

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

Financing the Major Motion Picture

     Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as our Company, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include:
(1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition rights; (5) and/or a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; and (6) by having a third party investor fund a portion, usually from 10%% to 50% of the production costs with a participation in the net profit of the motion picture. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which meet and/or exceed the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent's possible equity contribution.

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

Films with theatrical releases (which generally may continue for several months domestically) typically are made available for release in other media as follows:

Market                           Months After Theatrical Release  Approximate Release Period
-------------------------------  -------------------------------  --------------------------
Domestic pay-per-view                               4 - 6 months        3 months
Domestic pay cable                                 6 - 12 months        12 - 21 months
Domestic home video                               10 - 12 months        12 - 24 months
Domestic network or basic cable                   30 - 36 months        18 - 36 months
Domestic syndication                              30 - 36 months        3 - 15 years
International theatrical                                     ---        4 - 6 months
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

Broadcast  and Basic Cable Television .

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

Types of Motion Pictures Acquired.

     Our Company generally seeks to produce or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The Company has been very selective in acquiring higher budget (over $3,000,000) films because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. The Company acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, the Company attempts to acquire rights to motion pictures with a recognizable marquis "name" personality with public recognition, thereby enhancing promotion of the motion pictures in the home video or international markets. The Company believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

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

     Our Company generally retains distribution rights through our Emmett/Furla Films Distribution, LLC and licenses to third parties internationally. Our Company's films generally are distributed by third parties domestically and by third party sales agents for international distribution. In unique circumstances, our Company undertakes limited domestic distribution or co-distribution activities.

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

PICTURE              INITIAL MEDIA      DELIVERY/RELEASE     PRINCIPAL TALENT
                                        DATE
=================  ==================  ==================  =====================
Held For Ransom    Video/Cable         August 2000         Dennis Hopper,
                                       (foreign and        Zachery Ty Bryan,
                                       domestic)           Kam Heskin, Jordan
                                                           Brower Randy
                                                           Spelling, Tsianina
                                                           Joelson, Morgan
                                                           Fairchild
-----------------  ------------------  ------------------  ---------------------


=================  ==================  ==================  =====================
                                                           Fairchild
-----------------  ------------------  ------------------  ---------------------
After Sex          Video/Cable         August 2000         Brooke Shields,
                                       (foreign and        Virginia Madsen,
                                       domestic)           D.B. Sweeney, Dan
                                                           Cortese, Maria
                                                           Pitillo, Johnathon
                                                           Schaech
-----------------  ------------------  ------------------  ---------------------
I'm Over Here Now  Pay-pre-            March 2000          Andrew "Dice" Clay
                   View/Video
-----------------  ------------------  ------------------  ---------------------
Good Advice        Video/Cable         March 2001          Charlie Sheen,
                                       delivery date.      Angie Harmon,
                                       December 2001       Denise Richards,
                                       release date.       Rosanna Arquette,
                                       (Domestic)          & Jon Lovitz
-----------------  ------------------  ------------------  ---------------------
Ticker             Video/Cable         March 2001          Tom Sizemore,
                                       delivery date.      Steven Seagal,
                                       December 2001       Jamie Pressly, &
                                       (Domestic release)  Dennis Hopper
-----------------  ------------------  ------------------  ---------------------
Behind the Sun     Theatrical          December 2001       Billy Bob Thornton,
                                                           Patricia Arquette, &
                                                           Seal Ward
-----------------  ------------------  ------------------  ---------------------
In God We Trust    Theatrical          December 2001       Christian Slater, Val
                                       (Delivery date)     Kilmer, Daryl
                                       To be released in   Hannah, Bokeem
                                       2002                Woodbine, & Vern
                                                           Troyer
-----------------  ------------------  ------------------  ---------------------
Narc               Theartical          October 2001        Ray Liotta, Jason
                                       (delivery date)     Patric, Busta
                                       To be released in   Rhymes
                                       2002
-----------------  ------------------  ------------------  ---------------------
-----------------  ------------------  ------------------  ---------------------

     There is no assurance that any motion picture, which has not yet been released, will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. Our Company has various additional potential feature films under development. There is no assurance that any project under development will be produced.

Employees

     As of June 30, 2001, our Company had 8 full-time employees, 6 of whom were engaged in development, production and distribution of theatrical based motion
pictures.   None of our Company's employees are covered by a collective bargaining agreement, although some of our Company's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.     PROPERTIES

     Our Company leases approximately 1785 square feet of office space at The Lot, 1041 North Formosa Avenue, Mary Pickford Building, Suite 101, Los Angeles, California. The lease is month to month with approximate monthly payment of $ 5,200 Effective July 2001 we reduced our rental space and the lease was reduced to $ 4,600 per month

ITEM 3.     LEGAL PROCEEDINGS

     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were submitted to a vote by our Company's security holders during the fiscal year.

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

                    HIGH    LOW
                     BID    BID
                    -----  -----
Fiscal 1999
-----------
September 30, 1998  $0.17  $0.06
December 31, 1998   $0.12  $0.10
March 31, 1999      $0.12  $0.08
June 30, 1999       $0.12  $0.08

Fiscal 2000
-----------
September 30, 1999  $0.17  $0.10
December 31, 1999   $0.12  $0.10
March 31, 2000      $0.12  $0.18
June 30, 2000       $1.50  $1.50  (reflects ten to one reverse split)

Fiscal 2001
-----------
September 30, 2000  $2.25  $1.12
December 31, 2000   $3.12  $1.37
March 31, 2001      $1.87  $0.43
June 30, 2001       $1.57  $0.60

To date, the Company has not declared or paid dividends on its common stock.

     As of June 30, 2001, there were approximately 1119 shareholders of record of the company's Common Stock.

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

     The Company's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

The short-term objectives of the Company are the following:

     1. To produce moderate cost movies in the $5 to $25+ million range, plus independent family oriented project in the $1 to $10 million range.

The Company's long-term objectives are as follows

     1.   To build a film library from which our Company can earn revenue from.
     2.   Continue producing films with high profile talent.
     3.   Produce films with commercial studios.

     Additionally Family Room Entertainment Corporation's, through its Emmett Furla Film Productions Corp., business plan emphasized the expansion of film project development along with acquisitions and beginning of new productions for
the fiscal year 2002.   Recent developments include the following:

     - April 04, 2001 - Emmett/Furla Films announces their ten picture non-exclusive distribution/financing arrangement with Millennium Films. Under that arrangement is 'In God We Trust,' currently in production, starring Christian Slater, Val Kilmer, Daryl Hannah, Bokeem Woodbine and Vern Troyer. Peter Antonijevic ('Savior,' starring Dennis Quaid) is helming the project. Also falling under this arrangement is the recently wrapped 'Behind the Sun' by writer/director Robby Henson. Billy Bob Thornton and Patricia Arquette star in this dark, twisting tale of corruption and love in backwoods of Louisiana.

     - May 30, 2001 - Emmett/Furla Films announces their partnership with Gotham-based production company Bigel/Mailer Films on the motion picture project 'The Night Job.' Michael Mailer and Daniel Bigel will produce the picture along with Randall Emmett and George Furla, who will exec produce. Mercy Santos and M. Dal Walton, III will co-executive produce.

     'The Night Job,' based on an original screenplay by James O'Hanlon, is the story of an ex-con out on parole who is drawn back into the life he left behind by a crooked cop trying to corner a flamboyant mobster who is running an international art smuggling ring. This tale of one man's murder, one woman's lust, another man's betrayal and their violent redemption is set against the ominous skyline of New York City at night.

     Dennis Hopper is set to direct and star as the cop, with Val Kilmer set to play the mobster. Hopper has appeared in more than one hundred movies, including the classic 'Easy Rider,' which he also directed. Other directorial efforts include 'Colors' with Sean Penn and Robert Duvall. Kilmer, whose credits include 'The Doors' and 'Red Planet,' will next star in Warner Brothers' 'The Salton Sea' with Vincent D'Onofrio.

     Family Room Entertainment has financed operations through the sale of common stock and through financing from financial institutions. In the near term, it is anticipated that our film financing will be entirely through outside sources to sustain our operations. In fiscal year 2000 we raised approximately $1,374,000 in the third quarter ending March 31, 2000 and $1,200,000 in the fourth quarter June 30, 2000 from a private placement of our common stock to qualified investors and current major shareholders. For the fiscal year 2001, Family Room obtained approximating $600,000 in the aggregate in debt financing from outside funding. Of this, $250,000 of debt has been retired.

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

RESULTS OF OPERATIONS
---------------------

Year Ended June 30, 2001 Compared to Year Ended June 30, 2000
-------------------------------------------------------------

      During the year ended June 30, 2001 our company generated revenue of$6,440,748 as compared to $679,188 for the year ended June 30, 2000. The significant increase in our fiscal 2001 revenues was a direct result of domestic and foreign quarantees of $4,500,000 that we receivedon a theatrical motion picture that our company completed and delivered in 2001. Our company did not engage in any large motion picture projects in 2000 because we did not enter the motion picture business until February 2000. Substantially all of our film revenue in 2000 were derived from profit participation in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets of $489,532 . We generated the remaining $1,703,539 of fiscal 2001 revenue from producer feesand production and rechargeable overhead fees.
These sources produced revenue of only   $189,656 during fiscal 2000.

     Our company's operating Costs for the year ended June 30, 2001 were $ 5,516,565 as compared to $348,749 for the year ended June 30, 2000 . Our Company's operating costs consis solely of film cost amortization and write offs. Film cost amortization and write-offs were significantly higher in fiscal 2001 than in 2000 because we completed and delivered a major motion picture in 2001 and we wrote-off film projects that we believed were of no future value . Our company's gross profit for fiscal year 2001 was $924,183 as compared to $330,439 for fiscal year 2000 . The increase in our grossprofit was a direct result of the of the success of certain of our film projects.

     Our company's selling, general administrative expenses for fiscal year 2001 were $646,535 as compared to $330,498 for fiscal 2000. Our costs for fiscal 2001 consisted primarily of salaries and benefits of $266,884, rent and occupancy costs of $ 77,041 , general advertising and promotion costs of $144,887 entertainment and travel of $ 35,407 , communications costs of $ 75,358 , messenger and fright costs of $13,082, other general and administrative costs of $213,876 , and the reversal/adjustment of the allowance for doubtful account receivable of $(180,000); as compared to costs for fiscal 2000 consisting of salaries and benefits of $46,000, rent and occupancy cost of $20,000, general advertising of $8,400, entertainment and travel of $20,000, communications of $20,000, messenger service of $10,000, provision for doubtful accounts of $180,000 with the remaining $18,000 made up of general office expenses and supplies.

      Our company's net income from continuing operations in fiscal 2001 was$64,348 as compared to $8,987 for fiscal 2000. For fiscal 2001 there was no loss related to discontinued operations ; however for fiscal 2000 there was an offsetting $(66,957) loss from discontinued operations resulting in a net loss of $ (57,970) for fiscal 2000.

     LIQUIDITY AND CAPITAL RESOURCES:
     -------------------------------

     Our company use of net cash used in operating activities in fiscal 2001 amounted to $530,752. The use of cash for fiscal year 2001 is mainly attributable to additions in film costs of $3,391,000, increase in accounts receivables of $434,955, decrease in accounts payable of $2,192,007 offset by and increase in film cost amortization of $5,516,565, with miscellaneous items making up the difference.

     Net cash used in investing activities for fiscal year 2001 amounted to $473,155 as compared to $1,332,451 in fiscal year 2000.

     Financing activities used net cash of $34,237 in fiscal 2001 compared with generating cash of $3,939,782 in fiscal year 2000. The decrease in fiscal 2001 was attributable to no need to sell shares of common stock for funds

     There is no expected or planned sale of significant equipment by the company. The Company's work force is expected to remain at the same level over the next twelve months.

ITEM 7.     FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report                                                          2

Consolidated Balance Sheets as of June 30, 2000 and 1999                              3

Consolidated Statements of Loss for the years ended June 30, 2000 and 1999            4

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income
 For the years ended June 30, 2000 and 1999                                           5

Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999      6

Notes to Consolidated financial Statements                                            7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and all positions with our Company currently held by each person who may be deemed an executive officer of our Company. Executive officers serve at the discretion of the Board of
directors.      Unless otherwise noted, all references to our Company include
Family Room Entertainment Corporation and all its wholly owned subsidiaries:

     The following table sets forth the directors and executive officers of the Company

Name                       Age                Executive Position Held
----                       ---                ----------------------------
George Furla               41                 Co-Chairman, Chief Executive
                                                Officer and President

Randall Emmett             30                 Co-Chairman, Chief Operating
Officer and Secretary

Peter Benz                 41                 Treasurer

Randall Emmett - Co-Chairman  Mr. Emmett has extensive experience in the
----------------------------
entertainment and film industry. He began his career with Simpson/Bruckheimer Films as an Assistant to the Producer after graduating from the New York School of Visual Arts in 1994. While at Simpson/Bruckheimer, Randall worked on film projects such as "Bad Boys" and "Crimson Tide". Randall later worked for International Creative Management ("ICM") as an Assistant within the Motion Picture Talent Division. Mr. Emmett jointly formed the current production company in 1998 and is principally responsible for talent, agency relationships and has joint responsibility for concept development.

George Furla - Co-Chairman  Mr. Furla has over 18 years of business experience
--------------------------
in entertainment and financial services. He began his business career with Cantor Fitzgerald where he was a trader in the equity securities area. After spending several years with Cantor Fitzgerald, George then worked for Jones and Associates for 3 years in a similar capacity. In 1988, Mr. Furla left Jones and Associates to run a hedge fund which he established. Mr. Furla entered the film business in 1995, financing several productions. George formed the current production company in 1998 and is principally responsible for financing arrangements, distribution and has joint responsibility for concept development. Mr. Furla is a 1982 graduate of the University of Southern California with a degree in business administration.

Peter T. Benz - Treasurer     Mr. Benz has over 15 years experience in the areas
-------------------------
of investment banking and advisory services.   Mr. Benz is the founding
principal and President of Bi Coastal Consulting, a company founded in 1986 to work with small growth companies in the areas of financing, mergers/acquisition, funding strategy and general corporate development. Prior to founding Bi Coastal Consulting, Mr. Benz worked at Gilford Securities where he was responsible for Private Placements and Investment Banking activities. Mr. Benz has also founded three public companies and has served as a Director of four other public companies. Mr. Benz is a graduate of Notre Dame University.

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

     The following table sets forth certain summary information regarding compensation paid by our Company for services rendered during the fiscal years ended June 30, 2001 and 2000, respectively, to our Company's Chief Executive Officer, President and Chief Financial Officer during such period.

                             EXECUTIVE COMPENSATION

                                                                  Long Term Compensation
                        Annual Compensation                                Awards
 Payouts
                 ----------------------------------         ------------------------------------
(a)               (b)       (c)       (d)       (e)         (f)        (g) (3)     (h)          (I)
Name                                         Other (2)               Securities               All
and                                          Annual     Restricted   Underlying               Other
Principal                                    Compen     Stock        Options/     LTIP        Compen
Position         Year   Salary (1)   Bonus   sation($)  Award($)     Sar (#)      Payouts($)  sation ($)
President/CEO     2001  $         0       0          0           0            0            0           0
Secretary         2001            0       0          0           0            0            0           0
Director          2001            0       0          0           0            0            0           0
Key Personnel:    2001            0       0          0           0            0            0           0
Total:                  $         0       0          0           0            0            0           0
Directors as a
Group                   $         0       0          0           0            0            0           0

(1) There are no existing employment agreements between the officers and the Company.
(2)  Executive  Officers  are  not  collecting  any  salary  at  this  time.

Options/Share Grants in Last Fiscal Year
----------------------------------------

                         Number of     % of Total
                         Securities   Options/SARS
                         Underlying    Granted to
                        Options/SARS  Employees in    Exercise or Base
NAME                      GRANTED      FISCAL YEAR      PRICE ($/SH)     EXPIRATION DATE
----------------------  ------------  -------------  ------------------  ---------------
George Furla, Co -CEO        300,000          18.4%  $             0.50         12/15/10
Randall Emmett, Co-CEO       300,000          18.4%                0.50         12/15/10
Peter Benz, Treasurer        300,000          18.4%                0.50         12/15/10

Aggregated Option/Sar Exercises
-------------------------------

None exercised

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Company's Common Stock as of June 30, 2001 based on information available to our Company by (I) each person who is known by our Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of our Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of our Company as a group.


Name and Address of                        Number of Shares
  Beneficial Owner                       Beneficially Owned(1)  Percentage
---------------------------------------  ---------------------  ----------
George Furla
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                               6,502,334      35.54 %

Randall Emmett
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                               4,268,999      23.40 %

Peter Benz
543 Virginia Avenue
San Mateo, CA.  94402                                2,638,999      14.46 %
                                         ---------------------  -----------

     Total                                          13,410,333      73.50 %
---------------------------------------  ---------------------  -----------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As at June 30, 2000 George Furla has loaned the Company under a Convertible Note Payable amounting to $350,000 (see Note 8 of Notes to Financial Statements). Subsequently to June 30, 2000 George Furla has loaned the Company approximately an additional $850,000 under a Convertible Notes Payable.

As of June 30, 2001 George Furla's loan to Family Room had a outstanding balance
of $98,263.   This note was amended to be non convertible. (see Note 8 of Notes to Financial Statements)

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


2.1  *    Asset Purchase Agreement between the Company and George Furla
          ("Furla"), Randall Emmett ("Emmett"), Emmett/Furla Films, a California general partnership ("EF Films"), and Randall Emmett Films, Inc. a California corporation ("RE FILMS") (all of whom are collectively referred to as the "Seller" or "Sellers").
2.2  *    Asset Purchase Agreement between the Company and COBB Resources corporation, a Texas corporation.
2.3  *    Security Purchase Agreement between George Furla, Peter Benz and
          Randall Emmett and Charles Cobb.
3.1  **   Articles of  Incorporation  as  amended
3.2  **   Bylaws
_______________________
    *     Incorporated by reference to the Company's Annual Report on Form
          8-K/A Amendment Number One filed with the Commission on May 18, 2000.
   ** Incorporated by reference to the Company's Annual Report on Form 10-K Amendment Number One for the fiscal year ended June 30, 1997, as filed with the Commission on July 16, 1998.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Family Room Entertainment Inc.
               By:  /s/  George Furla
                    -----------------
                    George Furla
                    Director, Chief Executive Officer,
                    President and Chief Accounting Officer

                    Date September 28, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla     Director, Chief Executive Officer,      September 28, 2001
-------------------  President and Chief Accounting Officer
    George Furla

/s/ Randell Emmett   Director                                September 28, 2001
-------------------
    Randell Emmett

/s/ Peter Benz       Director                                September 28, 2001
-------------------
    Pete Benz

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   __________



                                                         PAGE(S)
                                                         -------
Report of Independent Accountants                           F-3

Audited Financial Statements

  Consolidated Balance Sheet as of June 30, 2001
    and 2000                                                F-4

  Consolidated Statement of Operations for the
    years ended June 30, 2001 and 2000                      F-5

  Consolidated Statement of Stockholders' Equity
    for the years ended June 30, 2001 and 2000              F-6

  Consolidated Statement of Cash Flows for the
    years ended June 30, 2001 and 2000                      F-7

Notes to Consolidated Financial Statements                  F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Stockholders and Board of Directors
Family Room Entertainment Corporation:


We have audited the accompanying balance sheets of Family Room Entertainment Corporation (the "Company") as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                             /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
September 10, 2001

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                    ________



     ASSETS                                     2001          2000
     ------                                 ------------  ------------
Cash and cash equivalents                   $   332,593   $ 1,370,737
Marketable equity securities                    954,175             -
Accounts receivable, net                        152,552       491,772
Restricted certificate of deposit                     -     1,200,000
Notes receivable                                478,500             -
Film costs, net                               2,861,998     4,987,388
Property and equipment, net                      58,938        54,386
Prepaid expenses and other                       51,881             -
                                            ------------  ------------

      Total assets                          $ 4,890,637   $ 8,104,283
                                            ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                               $   423,263   $ 1,423,152
Accounts payable and accrued liabilities        117,625     2,309,632
Income tax payable                                6,500             -
                                            ------------  ------------

    Total liabilities                           547,388     3,786,784
                                            ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                            -             -
  Common stock; $.01 par value; 25,000,000
    shares authorized; 18,245,487 shares
    issued and outstanding                    1,824,549     1,824,549
  Additional paid in capital                  9,157,172     9,197,770
  Deferred compensation                         (52,000)            -
  Accumulated deficit                        (6,586,472)   (6,650,820)
                                            ------------  ------------

    Total stockholders' equity                4,343,249     4,371,499
                                            ------------  ------------

      Total liabilities and stockholders'
        equity                              $ 4,890,637   $ 8,104,283
                                            ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                   __________


                                                   2001          2000
                                               ------------  -----------

Revenue:
  Film revenue                                 $ 6,203,539   $  489,532
  Overhead fees                                    237,209      189,656
                                               ------------  -----------

    Total revenue                                6,440,748      679,188

Operating cost - amortization of film costs      5,516,565      348,749
                                               ------------  -----------

      Gross profit                                 924,183      330,439

Selling, general and administrative                646,535      331,498
                                               ------------  -----------

      Income (loss) from operations                277,648       (1,059)
                                               ------------  -----------

Other income and expenses:
  Interest income                                   58,768       10,046
  Interest expense                                (265,568)           -
                                               ------------  -----------

    Total other income (expense), net             (206,800)      10,046
                                               ------------  -----------

    Income from continuing operations before
      provision for income taxes                    70,848        8,987

Provision for income taxes                           6,500            -
                                               ------------  -----------

    Income before loss from operations of
      discontinued business segment                 64,348        8,987

Loss from operation of discontinued business
  segment                                                -      (66,957)
                                               ------------  -----------

      Net income (loss)                        $    64,348   $  (57,970)
                                               ============  ===========

Weighted average number of common shares
  outstanding:
  Basic                                         18,245,487    7,082,674
                                               ============  ===========

  Fully diluted                                 18,741,112    7,082,674
                                               ============  ===========

Net income (loss) per common share-(basic
  and fully diluted):
  Continuing operations                        $      0.00   $     0.00
  Discontinued operations                                -        (0.01)
                                               ------------  -----------

    Net income (loss)                          $      0.00   $    (0.01)
                                               ============  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                              FAMILY ROOM ENTERTAINMENT CORPORATION
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
                                                           __________


                                         COMMON STOCK         ADDITIONAL
                                 --------------------------    PAID-IN        DEFERRED     ACCUMULATED    TREASURY
                                    SHARES        AMOUNT       CAPITAL      COMPENSATION     DEFICIT        STOCK       TOTAL
                                 -------------  -----------  ------------  --------------  ------------  ----------  -----------
Balance at June 30, 1999              853,427   $   85,343   $ 6,924,255   $           -   $(6,592,850)  $       -   $  416,748

Sale of assets in exchange for
  treasury stock                            -            -             -               -             -    (338,839)    (338,839)

Cancellation of treasury stock       (175,000)     (17,500)     (321,339)              -             -     338,839            -

Issuance of common stock to
  purchase film projects           12,407,060    1,240,706       596,294               -             -           -    1,837,000

Sale of common stock in a pri-
  vate placement for $0.50 per
  share                             5,160,000      516,000     2,064,000               -             -           -    2,580,000

Syndication costs in connection
  with private placement                    -            -      (206,000)              -             -           -     (206,000)

Value of conversion feature at-
  tached to convertible debt                -            -       140,560               -             -           -      140,560

Net loss                                    -            -             -               -       (57,970)          -      (57,970)
                                 -------------  -----------  ------------  --------------  ------------  ----------  -----------

Balance at June 30, 2000           18,245,487    1,824,549     9,197,770               -    (6,650,820)          -    4,371,499

Cancellation of conversion
  feature attached to conver-
  tible debt                                -            -      (126,848)              -             -           -     (126,848)

Issuance of compensatory stock
  options                                   -            -        86,250         (52,000)            -           -       34,250

Net income                                  -            -             -               -        64,348           -       64,348
                                 -------------  -----------  ------------  --------------  ------------  ----------  -----------

Balance at June 30, 2001           18,245,487   $1,824,549   $ 9,157,172   $     (52,000)  $(6,586,472)  $       -   $4,343,249
                                 =============  ===========  ============  ==============  ============  ==========  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                   ___________


                                                          2001          2000
                                                      ------------  ------------
Operating activities:
  Net income (loss)                                   $    64,348   $   (57,970)
  Adjustment to reconcile net loss to net cash
    used by operating activities:
    Loss from operation of discontinued
      business segment                                          -        66,957
    Compensatory stock options                             34,250             -
    Film cost amortization                              5,516,565       348,749
    Depreciation                                            6,374         1,263
    Software amortization                                  12,229         1,802
    Provision for doubtful accounts                      (180,000)      180,000
    Amortization of debt costs                            107,500        13,712
    Change in operating assets and liabilities:
      Increase in accounts receivable                    (434,955)     (671,772)
      Increase in accrued interest receivable             (28,500)            -
      Increase in prepaid expenses and other assets       (51,881)            -
      Additions to film costs                          (3,391,175)   (3,410,425)
      Increase (decrease) in accounts payable and
        accrued liabilities                            (2,192,007)    2,309,632
      Increase in income taxes payable                      6,500             -
                                                      ------------  ------------

        Net cash used by continuing operations           (530,752)   (1,218,052)
        Net cash used by discontinued operations                -       (89,448)
                                                      ------------  ------------

          Net cash used by operating activities          (530,752)   (1,307,500)
                                                      ------------  ------------

Investing activities:
  Purchase of film projects at inception                        -       (75,000)
  Investment in notes receivable                         (450,000)            -
  Purchase of property and equipment                      (23,155)      (57,451)
  Purchase of certificate of deposit                            -    (1,200,000)
                                                      ------------  ------------

          Net cash used by investing activities          (473,155)   (1,332,451)
                                                      ------------  ------------

Financing activities:
  Proceeds from notes payable and revolving
    line of credit                                      3,567,000     1,550,000
  Proceeds from sale of common stock                            -     2,580,000
  Syndication costs incurred in connection
    with sale of common stock                                   -      (206,000)
  Principal payment on note payable and revolving
    line of credit                                     (3,601,737)            -
  Cash paid for treasury stock                                  -        15,782
                                                      ------------  ------------

          Net cash provided by (used by)
            financing activities                          (34,237)    3,939,782
                                                      ------------  ------------

Increase (decrease) in cash and cash equivalents       (1,038,144)    1,299,831

Cash and cash equivalents at beginning of period        1,370,737        70,906
                                                      ------------  ------------

Cash and cash equivalents at end of period            $   332,593   $ 1,370,737
                                                      ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY
     -----------

     Family Room Entertainment Corporation (the "Company"), a New Mexico corporation, is a motion picture company involved in the creative development, production, distribution, licensing and financing of motion pictures and the internet content that supports those motion pictures. The Company's distribution markets include primarily the United States and Canadian domestic markets, but extend to other markets worldwide. The significant business activities of the Company constitute one business segment, filmed entertainment.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     UNCLASSIFIED  CONSOLIDATED  BALANCE  SHEET
     ------------------------------------------

     In accordance with the provisions of Statement of Position 00-2 ("SOP 00-2"), the Company has elected to present an unclassified consolidated balance sheet because the Company has an operating cycle of approximately three years.

     ACCOUNTING  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     REVENUE  RECOGNITION
     --------------------

     Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of the company's individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   __________

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     REVENUE  RECOGNITION,  CONTINUED
     --------------------------------

     -    The  Company  has  a  valid  sale  or  licensing  agreement  in place.
     - The motion picture is complete and in accordance with the agreement with the customer.
     -    The motion picture has been delivered or is deliverable.
     -    The license period has begun.
     - The revenue is fixed or determinable and collection is reasonably assured.

     FILM  COSTS
     -----------

     Film costs include costs to acquire, develop and/or produce feature motion pictures: mainly salaries, equipment, overhead, participation costs and exploitation costs. Production costs in excess of reimbursable amounts are capitalized. Once a film is released, any film production costs capitalized is amortized in the proportion that the revenue during the year for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs are written down to their estimated net realizable value.

     CASH  EQUIVALENTS
     -----------------

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     MARKETABLE  EQUITY  SECURITIES
     ------------------------------

     The Company has classified all marketable equity securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell the security within the next twelve months as available-for-sale. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value deemed to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis. As of June 30, 2001, the Company's investment in available-for-sale securities had a fair market value that approximated cost.

     PROPERTY  AND  EQUIPMENT
     ------------------------

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

     INCOME  TAXES
     -------------

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     INTEREST
     --------

     Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     ADVERTISING  COSTS
     ------------------

     All costs related to general advertising are charged to expense as incurred. During the years ended June 30, 2001 and 2000, the Company incurred general advertising costs totaling $1,830 and $8,409, respectively.

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2000 as the effect would be anti-dilutive.

     STOCK-BASED  COMPENSATION
     -------------------------

     Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company applies the disclosure only provisions of SFAS No. 123.

     COMPREHENSIVE  INCOME
     ---------------------

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2001 and 2000, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     RECLASSIFICATIONS
     -----------------

     Certain amounts included in the financial statements for 2000 have been reclassified to conform to 2001 financial statement presentation.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     CONCENTRATION  OF  CREDIT  RISK
     -------------------------------

     Cash, accounts receivable and notes receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Balances generally exceed the $100,000 federal depository insurance limit; however, the Company has experienced no losses on deposits.

     Accounts receivable arise primarily from transactions with customers in California. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is not required for credit granted. Notes receivable arise from transactions with a single customer. The Company requires collateral, in the form of security interests in various film projects, for credit granted.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     RECENTLY  ISSUED  PRONOUNCEMENTS
     --------------------------------

     In June 1998 and June 2000, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative
     Instruments and Certain Hedging Activities". These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS Nos. 133 and 138 are effective for fiscal years beginning after June 15, 2000. The Company does not generally hold derivative instruments or engage in hedging activities and, accordingly, the adoption of these new standards did not have a material impact on the Company's results of operations or financial position.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. In October 2000, the SEC issued further guidance on the interpretations included in SAB 101. The implementation of SAB 101 did not have a material impact on the Company's results of operations or financial position.


3.   ASSET  PURCHASE
     ---------------

     Effective February 3, 2000, the Company acquired the rights to certain film projects (the "Asset Purchase") from three individuals and entities under their control for 12,407,060 newly issued post-split shares of the Company's common stock and $75,000 cash. The individuals from whom the film projects were acquired now make up the Company's management team. The aggregate purchase price for the projects was $1,912,000 based upon an independent valuation of the projects.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

4.   DISCONTINUED OPERATIONS
     -----------------------

     Effective February 3, 2000, the Company discontinued its current operations and sold all of its operating assets. At the date of the sales transaction (the "Sales Transaction"), the Company's operating assets consisted primarily of investments in equity securities and in non-producing oil and gas properties. Under the terms of the Sales Transaction, the Company sold all of its existing assets to its largest stockholder in exchange for 175,000 post split shares of its common stock that were placed in treasury and subsequently retired, (See Note 12) and the assumption of all liabilities, commitments and contingencies that existed at the date of the Sales Transaction. No gain or loss was recognized as a result of the Sales Transaction. Following is an analysis of the assets sold and liabilities assumed in connection with the Sales Transaction:

     Cash and cash equivalents               $ 15,782
     Marketable equity securities             126,878
     Non-producing oil and gas properties     133,503
     Other assets                              87,948
                                             ---------

         Total assets sold                    364,111
         Less liabilities assumed             (25,272)
                                             ---------

           Net assets sold                   $338,839
                                             =========

     Following is an analysis of the Company's loss from operation of its discontinued oil and gas properties and equity securities investment operations during 2000:

       Revenue               $     -
       Loss from operations  (66,957)
       Net loss              (66,957)

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.   MARKETABLE EQUITY SECURITIES
     ----------------------------

     Marketable equity securities at June 30, 2001 consisted of the common stock of 1st Miracle Group, Inc. ("1st Miracle"), a Canadian company. The Company received these shares in payment of accounts receivable for overhead fees and reimbursement of operating development costs. 1st Miracle trades on the over-the-counter market and is an extremely volatile security that generally responds negatively when large positions are sold. Accordingly, 1st Miracle has been issuing the Company additional shares when its stock price declines. The Company's marketable equity securities are considered held-for-sale.


6.   ACCOUNTS RECEIVABLE
     -------------------

     Accounts receivable at June 30, 2001 and 2000 consisted of the following:

                                              2001      2000
                                            --------  ----------

     Accounts receivable for overhead fees
       and reimbursement of operating
       development costs                    $ 52,552  $ 235,792
     Accrued receivables from film
       distribution                          100,000    435,980
                                            --------  ----------

                                             152,552    671,772
     Less allowance for doubtful accounts       -      (180,000)
                                            --------  ----------

                                            $152,552  $ 471,772
                                            ========  ==========

     Two customers account for all receivables at both June 30, 2001 and 2000 (See Note 15). During the year ended June 30, 2000, the Company received all film distribution revenue from distribution rights agreements covering three feature films from three customers. The cost reimbursement receivable is due from a single participant in a film participation agreement, at both June 30, 2001 and 2000.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.   NOTES  RECEIVABLE
     -----------------

     Notes receivable at June 30, 2001 consisted of amounts due from a single film production company for film completion loans. The notes were issued at a discount and, in addition to interest to maturity, provide the Company with a participation in the profits of certain film projects owned by the debtor. These notes are due at various dates through December 2001 and bear interest at a weighted average effective rate that exceeds 100% per year. Following is an analysis of notes receivable at June 30, 2001:

     Contractual balance of notes        $ 700,000

     Less discount at issuance            (250,000)

     Plus discount amortization in 2001     28,500
                                         ----------

                                         $ 478,500
                                         ==========

8.   FILM  COSTS
     -----------

     Film costs and related amounts capitalized at June 30, 2001 and 2000, and related activity during the years then ended were as follows:

                                                                  PRE-
                                      RELEASED    PRODUCTION   PRODUCTION      TOTAL
                                     ----------  ------------  -----------  ------------
Cost of acquiring film projects and
  rights at the inception of the
  Company's film business            $  374,055  $         -   $ 1,537,945  $ 1,912,000

Production costs incurred during
  2000                                   15,555    4,666,488        18,993    4,701,036

Interest cost capitalized during
  2000                                        -       21,501             -       21,501
                                     ----------  ------------  -----------  ------------

  Total film costs incurred during
    2000                                389,610    4,687,989     1,556,938    6,634,537

Less costs paid or payable by
  other participants                          -   (1,298,400)            _   (1,298,400)
                                     ----------  ------------  -----------  ------------

  Total film costs incurred and
    paid by the Company and net
    film costs before 2000
    amortization and write offs         389,610    3,389,589     1,556,938    5,336,137

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   FILM  COSTS,  CONTINUED
     -----------------------

                                                                   PRE-
                                     RELEASED     PRODUCTION    PRODUCTION      TOTAL
                                   ------------  ------------  ------------  ------------
Less film costs amortized during
  2000                                (348,749)            -             -      (348,749)
                                   ------------  ------------  ------------  ------------

    Net film cost balance at
      June 30, 2000                     40,861     3,389,589     1,556,938     4,987,388

Cost of acquiring film rights
  in 2001                                    -             -       835,448       835,448

Production costs incurred during
  2001                                 563,301     1,197,544       719,882     2,480,727

Interest cost capitalized during
  2001                                       -        75,000             -        75,000

Transfers of film costs between
  categories in 2001                 4,681,126    (4,662,133)      (18,993)            -
                                   ------------  ------------  ------------  ------------

  Total film costs incurred and
    paid by the Company during
    2001                             5,244,427    (3,389,589)    1,536,337     3,391,175
                                   ------------  ------------  ------------  ------------

    Net film cost balance before
      2001 amortization and write
      offs                           5,285,288             -     3,093,275     8,378,563
                                   ------------  ------------  ------------  ------------

Less film cost amortization and
  write offs during 2001            (4,251,468)            -    (1,265,097)   (5,516,565)
                                   ------------  ------------  ------------  ------------

    Net film cost balance at
      June 30, 2001                $ 1,033,820   $         -   $ 1,828,178   $ 2,861,998
                                   ============  ============  ============  ============

     The Company expects that all costs associated with released films will be fully amortized during the year ending June 30, 2002.


9.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at June 30, 2001 and 2000 consisted of the following:

                                     LIFE      2001       2000
                                    -------  ---------  ---------
     Computer equipment             5 years  $ 34,706   $ 24,659
     Software                       3 years    45,588     32,792
                                             ---------  ---------

                                               80,294     57,451
     Less accumulated depreciation
       and amortization                       (21,356)    (3,065)
                                             ---------  ---------

                                             $ 58,938   $ 54,386
                                             =========  =========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   PROPERTY  AND  EQUIPMENT,  CONTINUED
     ------------------------------------

     During the years ended June 30, 2001 and 2000, depreciation and amortization expense was $18,603 and $3,065, respectively.


10.  NOTES PAYABLE
     -------------

     Notes payable at June 30, 2001 and 2000 consisted of the following:

                                                   2001      2000
                                                 --------  ----------
     Note payable to a bank under a
       $1,200,000 revolving line of credit,
       bearing interest at 7.5% per year
       and due September 3, 2000.  This
       note was collateralized by a
       $1,200,000 certificate of deposit
       that was restricted by its terms.         $      -  $1,200,000

     Notes payable (the "Stockholder Notes")
       to a major stockholder/officer of
       the Company. These notes, bearing
       interest at 10.0% per year, are due
       on demand and are collateralized by
       substantially all assets of the
       Company.  The notes outstanding at
       June 30, 2000 included a conversion
       feature that was eliminated effec-
       tive July 1, 2000.                          98,263     223,152

     Note payable to an investor (the
       "Investor Note") that currently bears
       no interest and is repayable on demand.
       The proceeds from the Investor Note
       are to be invested by the Company in
       an appropriate film project that will
       collateralize its repayment and pro-
       vide an expected return of 30% to the
       Investor                                   325,000           -
                                                 --------  ----------

                                                 $423,263  $1,423,152
                                                 ========  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  NOTES  PAYABLE,  CONTINUED
     --------------------------

     All notes payable are due during the year ending June 30, 2001. Interest incurred during the years ended June 30, 2001 and 2000 was as follows:

                                               2001     2000
                                             --------  --------

         Interest charged to expense         $265,568  $      -

         Interest capitalized in film costs    75,000    21,501
                                             --------  --------

           Total interest incurred           $340,568  $ 21,501
                                             ========  ========

         Interest expense paid in cash,
           net of amount capitalized         $265,568  $      -
                                             ========  ========

     The Company periodically raises capital to participate in film projects that management feels will provide good current returns to the Company and the potential for participation in future profits. In its capital raising activities the Company is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the year ended June 30, 2001 is $115,815 of interest expense paid to a major stockholder/officer of the Company for funds provided under the Stockholder Notes. Also included in interest expense is $32,500 of interest expense related to the amortization of loan origination costs on the Investor Notes. Such loan costs were also paid to a major stockholder/officer of the Company.


11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities at June 30, 2001 and 2000 consisted of the following:

                                            2001      2000
                                          --------  ----------

     Accounts payable                     $  6,225  $  431,883
     Accrued film costs                    106,400   1,875,249
     Accrued professional fees and other     5,000       2,500
                                          --------  ----------

                                          $117,625  $2,309,632
                                          ========  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  INCOME  TAXES
     -------------

     The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $2,378,000, which expire in 2001 through 2020. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company's common stock severely limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $500,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

     The composition of deferred tax assets and the related tax effects at June 30, 2001 and 2000 are as follows:

                                           2001       2000
                                        ----------  ----------

     Deferred tax assets:
       Net operating losses             $ 954,800   $ 808,500
       Valuation allowance               (953,200)   (805,600)
                                        ----------  ----------

         Total deferred tax assets          1,600       2,900

     Deferred tax liabilities:
       Basis of property and equipment      1,600       2,900
                                        ----------  ----------

           Net deferred tax asset       $       -   $       -
                                        ==========  ==========

     The difference between the income tax (provision) benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income
     (loss)  for  the  years  ended  June  30,  2001  and  2000  is  as follows:

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  INCOME  TAXES,  CONTINUED
     -------------------------

                                      2001              2000
                               -----------------  -----------------
                                 AMOUNT      %      AMOUNT      %
                               ----------  -----  ----------  -----

     (Provision) benefit for
       income tax at federal
       statutory rate               $ (21,878)   (34)  $  19,709     34
     Effect of graduated rates         11,087     17     (11,750)   (20)
     Use of net operating losses
       and other                          152      -      10,583     18
     Loss of net operating losses    (143,461)  (223)   (337,041)  (581)
     Change in valuation allowance    147,600    230     318,499    549
                                    ----------  -----  ----------  -----

                                    $  (6,500)   (10)  $       -      -
                                    ==========  =====  ==========  =====

     The (provision) benefit for income taxes for the years ended June 30, 2001 and 2000 consist of the following:

                                     2001     2000
                                    ------  --------

     Current portion:
       State                        $1,500  $      -
       Federal                       5,000         -
                                    ------  --------

                                     6,500         -
                                    ------  --------

     Deferred benefit:
       State                             -         -
       Federal                           -         -
                                    ------  --------

     Total (provision) benefit for
       income taxes                 $6,500  $      -
                                    ======  ========

     The Company incurred no cash payments for income taxes in 2001 or 2000.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


13.  COMMITMENTS
     -----------

     LEASE  AGREEMENT
     ----------------

     The Company operates in leased facilities under a month to month lease with a current base rental rate of approximately $6,000 per month. Management expects to continue operating under the present month to month lease, but believes that the leased premises can be replaced under no less favorable terms without disruption to the Company's operations. Total rent expense under operating leases for the years ended June 30, 2001 and 2000 was $77,812 and $13,197, respectively.


14.  STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

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

     STOCK OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is generally determined by the fair market value of the stock on the date of grant; however, certain options granted during the year ended June 30, 2001 included below market exercise prices and the Company recognized $34,500 of compensation related to those grants.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

14.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTIONS,  CONTINUED
     --------------------------

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, when the exercise price is less than the underlying stock on the date of grant, compensation is recognized to the extent of the difference.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 4.5% and 6.0%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 50% and 60%; and a weighted-average expected life of the options of 3 years.

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information follows:

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTIONS,  CONTINUED
     --------------------------

                                                2001      2000
                                              --------  ----------

       Proforma net income (loss)             $ 64,348  $ (57,970)
       Proforma net income (loss) available
         to common stockholders               $ 60,693  $(196,522)
       Proforma basic and dilutive income
         (loss) per share                     $   0.00  $   (0.03)

     A summary of the Company's stock option activity and related information for the years ended June 30, 2001 and 2000 follows:

                                   NUMBER OF
                                    SHARES
                                     UNDER    WEIGHTED-AVERAGE
                                    OPTIONS    EXERCISE PRICE
                                   ---------  -----------------

     Outstanding at June 30, 1999          -                  -

     Granted                         460,000  $            0.50
     Exercised                             -
     Forfeited                             -
                                   ---------

     Outstanding at June 30, 2000    460,000  $            0.50


     Granted                       1,480,000  $            0.50
     Exercised                             -
     Forfeited                             -
                                   ---------

     Outstanding at June 30, 2001  1,940,000  $            0.50
                                   =========

     The weighted-average fair value of options granted during the years ended June 30, 2001 and 2000 was approximately $0.26 and $0.30, respectively.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTIONS,  CONTINUED
     --------------------------

     A summary of outstanding stock options at June 30, 2001, follows:

                                                     REMAINING
                                                    CONTRACTUAL
NUMBER OF SHARES                   EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
---------------------------------  ---------------  ------------  ---------------
Exercisable at June 30, 2001:

    460,000                        February 2004             2.6  $          0.50
    142,500                        April 2005                3.8             0.50


Non-exercisable at June 30, 2001:

  1,337,500                        April 2005                3.8             0.50
  ---------

  1,940,000
  =========

15.  MAJOR  CUSTOMERS  AND  CONCENTRATIONS
     -------------------------------------

     The Company's revenues were derived from a limited number of customers in the motion picture industry in both 2001 and 2000. Following is an analysis of major customers for the years ended June 30, 2001 and 2000:

                                               2001   2000
                                               -----  -----

     Total number of customers                    5    3
     Number of customers accounting for more
       than 10% of total revenue                  2    3
     Percentage of total revenue derived from
       largest customer                          47%  58%
     Percentage of total revenue derived from
       second largest customer                   23%  28%

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended June 30, 2000 and 2001, the Company engaged in the following non-cash investing and financing activities:

                                          2001        2000
                                       ----------  ----------
Notes payable repaid by surrender of
  certificate of deposit               $1,200,000  $        -

Acquired motion picture contracts
  in exchange for shares of the
  Company's common stock (See Note 3)           -  $1,827,000

Acquired treasury stock in exchange
  for certain assets and liabilities
  (See Note 4)                                  -     323,057