Form 10QSB
period 2001-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2001-11-13
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   September 30, 2001
                                              --------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X          No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  as  of
     Class  of  Common  Stock                September  30,  2001
     ------------------------                --------------------
          $.01  par  value                    18,260,487  Shares

         Transitional Small Business Disclosure Format     Yes     No  X
                                                              ----    ----

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                  September  30,  2001 (unaudited) and June  30,  2001


               Condensed  Consolidated  Statements  of  Operations
                 for the three months ended September 30, 2001 (unaudited) and 2000 (unaudited)


               Condensed  Consolidated  Statement  of  Stockholders  equity for  the  three  months  ended  September  30, 2001 (Unaudited)


               Condensed  Consolidated  Statements  of  Cash  Flows
                 for the three months ended September 30, 2001 (unaudited) and 2000 (unaudited)


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

     Item  1.  Legal  Proceedings

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K



SIGNATURES

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                   __________



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                       F-1

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   __________


                                                           PAGE(S)
                                                           -------
Unaudited Consolidated Condensed Financial Statements:

  Condensed  Consolidated  Balance  Sheets  at
     September  30,  2001 (unaudited) and June  30,  2001    F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months ended
    September 30, 2001 and 2000                              F-4

  Unaudited Consolidated Condensed Statement of
    Stockholders' Equity for the three months
    ended September 30, 2001 and 2000                        F-5

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the three months ended
    September 30, 2001 and 2000                              F-6

Notes to Unaudited Consolidated Condensed
  Financial Statements                                       F-7

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM  I.     FINANCIAL  STATEMENTS


                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                    ________


                                               SEPTEMBER 30,     JUNE 30,
                                                   2001            2001
     ASSETS                                     (UNAUDITED)       (NOTE)
     ------                                   ---------------  ------------

Cash and cash equivalents                     $      296,810   $   332,593
Marketable equity securities                       1,042,432       954,175
Accounts receivable, net                             153,330       152,552
Notes receivable                                     330,577       478,500
Film costs, net                                    3,038,619     2,861,998
Property and equipment, net                           63,023        58,938
Prepaid expenses and other                            85,283        51,881
                                              ---------------  ------------

      Total assets                            $    5,010,074   $ 4,890,637
                                              ===============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                 $      325,000   $   423,263
Accounts payable and accrued liabilities             275,565       117,625
Income tax payable                                    21,658         6,500
                                              ---------------  ------------

    Total liabilities                                622,223       547,388
                                              ---------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding                                 -             -
  Common stock; $.01 par value; 25,000,000
    shares authorized; 18,260,487 and
    18,245,487 shares issued and outstanding
    at September 30, 2001 and June 30, 2001,
    respectively                                   1,826,049     1,824,549
  Additional paid in capital                       9,163,172     9,157,172
  Deferred compensation                              (52,000)      (52,000)
  Accumulated deficit                             (6,549,370)   (6,586,472)
                                              ---------------  ------------

    Total stockholders' equity                     4,387,851     4,343,249
                                              ---------------  ------------

      Total liabilities and stockholders'
        equity                                $    5,010,074   $ 4,890,637
                                              ===============  ============

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   __________


                                                   2001          2000
                                               ------------  ------------
Revenue:
  Film revenue                                 $   319,600   $ 3,050,000
  Overhead fees                                       -          301,707
                                               ------------  ------------

    Total revenue                                  319,600     3,351,707

Operating cost - amortization of film costs        250,090     3,026,570
                                               ------------  ------------

      Gross profit                                  69,510       325,137

Selling, general and administrative                184,112       266,433
                                               ------------  ------------

      Income (loss) from operations               (114,602)       58,704
                                               ------------  ------------

Other income (expenses):
  Interest income                                  166,860        17,550
  Interest expense                                    -          (35,000)
                                               ------------  ------------

    Total other income (expenses), net             166,860       (17,450)
                                               ------------  ------------

    Income before provision for income taxes        52,258        41,254

Provision for income taxes                          15,156       (12,000)
                                               ------------  ------------

      Net income                               $    37,102   $    29,254
                                               ============  ============

Weighted average number of common shares
  outstanding (basic and diluted)               18,260,487    18,245,487
                                               ============  ============

Net income per common share-(basic and
  diluted)                                     $      0.00   $      0.00
                                               ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                         FAMILY ROOM ENTERTAINMENT CORPORATION
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                      __________



                                    COMMON STOCK         ADDITIONAL
                               ------------------------    PAID-IN       DEFERRED     ACCUMULATED  TREASURY
                                  SHARES       AMOUNT      CAPITAL     COMPENSATION     DEFICIT     STOCK      TOTAL
                               ------------  ----------  -----------  --------------  ------------  ------  ----------
Balance at June 30, 2001         18,245,487  $1,824,549  $ 9,157,172  $     (52,000)  $(6,586,472)  $    -  $4,343,249

Stock options exercised              15,000       1,500        6,000              -             -        -       7,500

Net income                                -           -            -              -        37,102        -      37,102
                               ------------  ----------  -----------  --------------  ------------  ------  ----------

Balance at September 30, 2001    18,260,487  $1,826,049  $ 9,163,172  $     (52,000)  $(6,549,370)  $    -  $4,387,851
                               ============  ==========  ===========  ==============  ============  ======  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   -----------


                                                     2001         2000
                                                   ---------  ------------
Cash flows from operating activities:
  Net income                                       $ 37,102   $    29,254
  Adjustment to reconcile net income to net
    cash used by operations                          24,563    (2,162,197)
                                                   ---------  ------------

          Net cash used by operating activities      61,665    (2,132,943)
                                                   ---------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                 (6,685)       (9,910)
                                                   ---------  ------------

          Net cash used by investing activities      (6,685)       (9,910)
                                                   ---------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                        -       922,500
  Proceeds from exercise of stock options             7,500             -
  Principal payment on note payable                 (98,263)            -
                                                   ---------  ------------

          Net cash provided by (used by)
            financing activities                    (90,763)      922,500
                                                   ---------  ------------

Decrease in cash and cash equivalents               (35,783)   (1,220,353)

Cash and cash equivalents at beginning of period    332,593     1,370,737
                                                   ---------  ------------

Cash and cash equivalents at end of period         $296,810   $   150,384
                                                   =========  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 2001.

     For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2001, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.


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


3.   COMPREHENSIVE INCOME
     --------------------

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to state income taxes and the effect of graduated rates.


5.   FILM  COSTS
     -----------

     Film costs and related amounts capitalized at September 30, 2001, and related activity during the three months then ended were as follows:

                                           IN         PRE-
                                        RELEASED   PRODUCTION   PRODUCTION     TOTAL
                                       ----------  -----------  -----------  ----------
Net film cost balance at June 30,2001  $1,033,820  $         -  $ 1,828,178  $2,861,998

Cost of acquiring film rights
  during the quarter ended
  September 30, 2001                      252,562            -       47,221     299,783

Production costs incurred during
  the quarter ended September 30,
  2001                                    126,928            -            -     126,928
                                       ----------  -----------  -----------  ----------

Total film costs incurred by the
    Company during the quarter
    ended September 30, 2001              379,490            -       47,221     426,711
                                       ----------  -----------  -----------  ----------

Net film cost balance before
      amortization and write offs       1,413,310            -    1,875,399   3,288,709

Less film cost amortization and
  write offs during the quarter
  ended September 30, 2001                201,462            -       48,628     250,090
                                       ----------  -----------  -----------  ----------

Net film cost balance at
      September 30, 2001               $1,211,848  $         -  $ 1,826,771  $3,038,619
                                       ==========  ===========  ===========  ==========

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION



                       MANAGEMENT'S DISCUSSION AND ANAYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's revenues were derived primarily from the production and distribution rights of theatrical filmed entertainment in films;.both theatrically and cable, television, video and other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and borrowings secured usually by domestic and internationally (foreign) licenses.

The Company has adopted the new Accounting Standard Executive Committee's American Institute of Certified Pubic Accountant's recently issued Statement of Position ("SOP") 00-002 Accounting by Producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs See the Company's Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation the "Company" for the year ended June 30, 2001, which is incorporated herein by reference.

Results of  Operations

The Company's operating revenue for its first quarter ending September 30, 2001 was $319,600, and $3,351,707 for the same period ending September 30, 2000, for a decrease of $3,032,107. the decrease in revenue is directly attributed to $3,000,000 in proceeds realized in the first quarter of 2001 from the sale of foreign distribution rights for GOOD ADVICE. $250,000 of total revenue for the first quarter of 2002 was attributable to revenue from distribution rights for SPEEDWAY JUNKIE, with the remaining revenue from producer fees.

Costs relating to the operating revenues were $250,090 during the first quarter ending September 30, 2001 as compared to $3,026,570 for the quarter ending
September 30, 2000. These costs represent amortization of film costs for the respective time period.

The company's gross profit for the period ending September 30, 2001 was $ 69,510 compared to $325,137 for the September 30, 2000.

Selling, general and administrative expenses were $184,112 for the first quarter ending September 30, 2001 as compared to $266,433 for the period ending September 30, 2000. The decrease selling, general and administrative expenses was attributable to a reduction of rental expense resulting from a decrease in space rented, plus a reduction in headcount.

Other Income for the first quarter ending September 30, 2001 was interest income of $166,860 versus $17,550 for the period ending September 30, 2000. The increase in interest income was derived from a loan extended to finance film productions. Interest Expense for the current period was $ -0- as compared to $25,000 for the period ending September 30, 2000. The decrease was due to various notes and loans being paid off.

The Company reported a net income of $ 37,102 for the first quarter ended September 30, 2001 as compared to $ 29,254 for the period ended September 30, 2000.

                         LIQUIDITY AND CAPITAL RECOURCES


The total indebtedness of borrowed monies decreased to $ 325,000 at September 30, 2001 from $423,263 at September 30, 2000.

Net cash provided ( used )in operating activities for the first quarter ending September 30,
2001 amounted to $ 61,665 as compared to $ (2,132,943) for the same period ending September 30, 2000. Cash used for the first quarter September 30, 2000 is mainly attributable to an increases in, 1) marketable securities of $88,257 and 2) net film costs of $176,621, offset by a decrease in notes receivable of $147,145, an increase in accounts payable of $157,940 and miscellaneous items amounting to $21,458

Net cash used in investing activates for the first quarter ending September 30, 2001 amounted to $ (6.685) as compare to ($9,910) in the same period prior year.

Financing activities provided net cash from sale of common stock of $7,500 reduced by Decrease in notes and loans payable of $98,263 for the first quarter ending September 30, 2001 as compared to increase in net cash of $922,500 for the quarter ending September 30, 2000.


                        CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September 30, 2001 there were no material commitments to be paid.

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM  1.   LEGAL  PROCEEDINGS
     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

ITEM  4.   SUBMISSION  OF  MATTERS  OF  A  VOTE  TO  SECURITY  HOLDERS

     There will be certain matters that will submitted for a vote by our Company's security holders in a proxy to be received within the next two weeks. The proxy will include a proposal to provide for a 2 to 1 up to a 5 to 1 reverse split of common shares. Note, at this time there is no plans to do a reverse split.


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


/s/  George Furla             Director, Chief Executive        November 12, 2001
-------------------------
     George  Furla            Officer, President and Chief
                              Accounting Officer

/s/  Randell Emmett           Director                         November 12, 2001
-------------------------
     Randell  Emmett

/s/  Peter  Benz              Director                         November 12, 2001
-------------------------
     Peter  Benz