Form 10QSB
period 2001-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-02-15
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   December 31, 2001
                                              --------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
     Class of Common Stock                    December 31, 2001
     ------------------------                --------------------
          $.10 par value                       18,245,487 Shares

         Transitional Small Business Disclosure Format   Yes             No  X
                                                             ---            ---

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL INFORMATION

     Item  1.  Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
                 June 30, 2001 and December 31, 2001 (unaudited)


               Condensed Consolidated Statements of Operations
                 for the three months and Six Months ended December 31, 2001 (unaudited)and 2000 (unaudited)


               Condensed  Consolidated Statement of Stockholders equity
                 for the Six months ended December 31, 2001 (Unaudited)


               Condensed  Consolidated Statements of Cash Flows
                 for the Six months ended December 31, 2001 (unaudited) and 2000 (unaudited)


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

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM  I.     FINANCIAL  STATEMENTS






                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets as of
    December 31, 2001 (unaudited) and June 30, 2001                        F-3

  Unaudited Consolidated Condensed Statement of
    Operations for the three months and six months
    ended December 31, 2001 and 2000                                       F-4

  Unaudited Consolidated Condensed Statement of
    Stockholders' Equity for the six months
    ended December 31, 2001                                                F-5

  Unaudited Consolidated Condensed Statement of
    Cash Flows for the six months ended
    December 31, 2001 and 2000                                             F-6

Notes to Unaudited Consolidated Condensed
  Financial Statements                                                     F-7

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2001 AND JUNE 30, 2001
                                    ________


                                                        DECEMBER 31,     JUNE 30,
                                                            2001           2001
     ASSETS                                             (UNAUDITED)       (NOTE)
     ------                                            --------------  ------------
Cash and cash equivalents                              $      37,370   $   332,593
Marketable equity securities                               1,042,432       954,175
Accounts receivable, net                                     160,388       152,552
Notes receivable                                             250,000       478,500
Film costs, net                                            3,461,938     2,861,998
Property and equipment, net                                   62,421        58,938
Prepaid expenses and other                                    99,108        51,881
                                                       --------------  ------------

      Total assets                                     $   5,113,656   $ 4,890,637
                                                       ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                          $     604,056   $   423,263
Accounts payable and accrued liabilities                     112,590       117,625
Income tax payable                                            18,031         6,500
                                                       --------------  ------------

    Total liabilities                                        734,677       547,388
                                                       --------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding                                                -             -
  Common stock; $.01 par value; 200,000,000 and
    25,000,000 shares authorized at December 31, 2001
    and June, 30,2001, respectively; 18,260,487 and
    18,245,487 shares issued and outstanding
    at September 30, 2001 and June 30, 2001,
    respectively                                           1,826,049     1,824,549
  Additional paid in capital                               9,163,172     9,157,172
  Deferred compensation                                      (52,000)      (52,000)
  Accumulated deficit                                     (6,558,242)   (6,586,472)
                                                       --------------  ------------

    Total stockholders' equity                             4,378,979     4,343,249
                                                       --------------  ------------

      Total liabilities and stockholders'
        equity                                         $   5,113,656   $ 4,890,637
                                                       ==============  ============


Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   __________

                                        THREE  MONTHS  ENDED         SIX  MONTHS  ENDED
                                            DECEMBER  31,               DECEMBER  31,
                                          2001        2000          2001           2000
                                      ------------  ------------  ------------  ------------
Revenue:
  Film revenue                        $   345,375   $         -   $   664,975   $ 3,050,000
  Overhead fees                            23,529       159,571        23,529       461,278
                                      ------------  ------------  ------------  ------------

     Total revenue                        368,904       159,571       688,504     3,511,278

Operating cost-amortization of film
  costs                                   208,555       527,102       458,645     3,553,672
                                      ------------  ------------  ------------  ------------

     Gross profit (loss)                  160,349      (367,531)      229,859       (42,394)

Selling, general and administrative       221,505       177,338       405,617       443,771
                                      ------------  ------------  ------------  ------------

     Loss from operations                 (61,156)     (544,869)     (175,758)     (486,165)
                                      ------------  ------------  ------------  ------------

Other income (expenses):
  Interest income                          51,157         8,593       218,017        26,143
  Interest expense                         (2,500)      (20,220)       (2,500)      (55,220)
                                      ------------  ------------  ------------  ------------

    Total other income (expenses),
      net                                  48,657       (11,627)      215,517       (29,077)
                                      ------------  ------------  ------------  ------------

    Income (loss) before provision
      for income taxes                    (12,499)     (556,496)       39,759      (515,242)

Provision for income taxes                  3,627          -  _        11,529          -  _
                                      ------------  ------------  ------------  ------------

     Net income (loss)                $    (8,872)  $  (556,496)  $    28,230   $  (515,242)
                                      ============  ============  ============  ============

Weighted average number of common
  shares outstanding (basic and
  diluted)                             18,245,487    18,245,487    18,245,487    18,245,487
                                      ============  ============  ============  ============

Net income (loss) per common share
  (basic and diluted):
  Continuing operations               $     (0.00)  $     (0.03)  $      0.00   $     (0.03)
  Discontinued operations                   (0.00)        (0.00)         0.00         (0.00)
                                      ------------  ------------  ------------  ------------

    Net income                        $     (0.00)  $     (0.03)  $      0.00   $     (0.03)
                                      ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                     FAMILY ROOM ENTERTAINMENT CORPORATION
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                  __________

                                   COMMON STOCK       ADDITIONAL
                              ----------------------   PAID-IN       DEFERRED     ACCUMULATED  TREASURY
                                SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT     STOCK      TOTAL
                              ----------  ----------  ----------  --------------  ------------  ------  ----------
Balance at June 30, 2001      18,245,487  $1,824,549  $9,157,172  $     (52,000)  $(6,586,472)  $ -  _  $4,343,249

Stock options exercised           15,000       1,500       6,000              -             -        -       7,500

Net income                          -  _        -  _        -  _           -  _        28,230     -  _      28,230
                              ----------  ----------  ----------  --------------  ------------  ------  ----------

Balance at December 31, 2001  18,260,487  $1,826,049  $9,163,172  $     (52,000)  $(6,558,242   $ -  _  $4,378,979
                              ==========  ==========  ==========  ==============  ============  ======  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                  ___________


                                                       2001       2000
                                                   ----------  ------------
Cash flows from operating activities:
  Net income (loss)                                $  28,230   $  (515,241)
  Adjustment to reconcile net income (loss) to
    net cash provided (used) by operations           (13,448)   (2,718,284)
                                                   ----------  ------------

      Net cash provided (used) by operating
        activities                                    14,782    (3,233,525)
                                                   ----------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                 (23,449)      (11,018)
                                                   ----------  ------------

      Net cash used by investing activities          (23,449)      (11,018)
                                                   ----------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                   604,056     2,873,291
  Proceeds from exercise of stock options              7,500             -
  Principal payment on note payable                 (325,000)     (437,780)
                                                   ----------  ------------

      Net cash provided (used) by financing
        activities                                  (286,556)    2,435,511
                                                   ----------  ------------

Decrease in cash and cash equivalents               (295,223)     (809,032)

Cash and cash equivalents at beginning of period     332,593     1,370,737
                                                   ----------  ------------

Cash and cash equivalents at end of period         $  37,370   $   561,705
                                                   ==========  ============


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

5.   FILM  COSTS
     -----------

     Film costs and related amounts capitalized at December 31, 2001, and related activity during the three months and six months then ended were as follows:

THREE  MONTHS  ENDED  DECEMBER  31,  2001
-----------------------------------------

                                                            DEVELOPMENT
                                                    IN        AND PRE-
                                     RELEASED   PRODUCTION  PRODUCTION      TOTAL
                                    ----------  ----------  -----------  ------------
Net film cost balance at
  September 30, 2001                $1,211,848  $        -  $ 1,826,771  $  3,038,619

Cost of acquiring film rights
  during the three months ended
  December 31, 2001                    250,000     103,563            -       353,563

Production costs incurred during
  the three months ended
  December 31, 2001                    175,693        -  _      102,618       278,311
                                    ----------  ----------  -----------  ------------

  Total film costs incurred by the
    Company during the three
    months ended December 31, 2001     425,693     103,563      102,618       631,874
                                    ----------  ----------  -----------  ------------

    Net film cost balance before
      amortization and write-offs    1,637,541     103,563    1,929,389     3,670,493

Less film cost amortization and
  write offs during the three
  months ended December 31, 2001       201,089           -        7,466       208,555
                                    ----------  ----------  -----------  ------------

    Net film cost balance at
      December 31, 2001             $1,436,452  $  103,563  $ 1,921,923  $  3,461,938
                                    ==========  ==========  ===========  ============


                                       F-8

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS, CONTINUED
                                   __________

5.   FILM  COSTS,  CONTINUED
     -----------------------

SIX  MONTHS  ENDED  DECEMBER  31,  2001
---------------------------------------

                                                             DEVELOPMENT
                                                     IN       AND PRE-
                                     RELEASED    PRODUCTION  PRODUCTION     TOTAL
                                    ----------  ----------  -----------  ------------
Net film cost balance at
  June 30, 2001                     $1,033,820  $        -  $ 1,828,178  $  2,861,998

Cost of acquiring film rights
  during the six months ended
  December 31, 2001                    502,562     103,563       47,221       653,346

Production costs incurred during
  the six months ended
  December 31, 2001                    302,621        -  _      102,618       405,239
                                    ----------  ----------  -----------  ------------

  Total film costs incurred by the
    Company during the six
    months ended December 31, 2001     805,183     103,563      149,839     1,058,585
                                    ----------  ----------  -----------  ------------

    Net film cost balance before
      amortization and write-offs    1,839,003     103,563    1,978,017     3,920,583

Less film cost amortization and
  write offs during the six
  months ended December 31, 2001       402,551           -       56,094       458,645
                                    ----------  ----------  -----------  ------------

    Net film cost balance at
      December 31, 2001             $1,436,452  $  103,563  $ 1,921,923  $  3,461,938
                                    ==========  ==========  ===========  ============

Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and six months ended December 31, 2001 and 2000 with an analysis for the year ended June 30, 2001 added for reference:


                                       F-9

                                    FAMILY ROOM ENTERTAINMENT CORPORATION
                                  NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                                      FINANCIAL STATEMENTS, CONTINUED
                                                 __________

5.   FILM  COSTS,  CONTINUED
     -----------------------

                                    THREE  MONTHS  ENDED        SIX  MONTHS  ENDED          ENDED
                                        DECEMBER 31,                 DECEMBER 31,          JUNE 30,
                                    2001            2000          2001         2000         2001
                                 -------------  -------------  -----------  -----------  ------------
RELEASED PROJECTS-AMOR-
  TIZATION

  Held for Ransom and After Sex  $         310  $           -  $     1,400  $         -  $    390,812
  Good Advice                          150,000              -      300,000            -     3,918,564
  Speedway Junkie                       51,152              -      101,152            -             -
  Badge                                      -              -            -            -       314,852
  Narc                                       -              -            -            -       312,269
                                 -------------  -------------  -----------  -----------  ------------

    Totals                             201,462              -      402,552            -     4,936,497
                                 -------------  -------------  -----------  -----------  ------------

PROJECTS IN DEVELOPMENT OR PRE-
  PRODUCTION - WRITE-OFFS

  Unholy Alliance                           60              -           60      303,583       303,583
  High Calliber                            178              -          178       36,582        36,582
  Going After Caciatto                      61              -           61      153,252       153,252
  Half Past Dead                           767              -       19,852            -         7,500
  Life of Carmen Espisto                     -              -        8,120            -             -
  Other projects                         6,027              -       27,822       33,685        79,151
                                 -------------  -------------  -----------  -----------  ------------

    Totals                               7,093              -       56,093      527,102       580,068
                                 -------------  -------------  -----------  -----------  ------------

Total all projects               $     208,555  $           -  $   458,645  $   527,102  $  5,516,565
                                 =============  =============  ===========  ===========  ============

All write-offs during the three and six months ended December 31, 2001 and 2000 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

6.   REVENUE
     -------

     Following is an analysis of revenues, by project, for the three and six months ended December 31, 2001 and 2000, with an analysis for the year ended June 30, 2001 added for reference:

                            THREE MONTHS ENDED    SIX MONTHS ENDED    YEAR ENDED
                               DECEMBER 31,         DECEMBER 31,       JUNE 30,
                              2001      2000      2001       2000        2001
                            --------  --------  --------  ----------  ----------
FILM PRODUCTION

  Good Advice               $      -  $      -  $      -  $3,000,000  $4,500,000
  Speedway Junkie            250,000         -   250,000           -           -
  Badge                            -         -         -           -     363,077
  Devil and Daniel Webster         -         -   250,000           -           -
  Narc                             -         -         -           -     572,767
                            --------  --------  --------  ----------  ----------

    Total film production    250,000      -      500,000   3,000,000   5,435,844
                            --------  --------  --------  ----------  ----------


PRODUCER FEES

  Good Advice                      -         -         -      50,000      50,000
  Speedway Junkie                  -   126,442    60,000     395,020     475,534
  Badge                            -         -         -           -     113,077
  Narc                        16,000         -    16,000           -      99,084
  In God We Trust              9,375         -    18,975           -           -
  Cutaway                     70,000         -    70,000           -           -
                            --------  --------  --------  ----------  ----------

    Total producers fees      95,375   126,442   164,975     445,020     737,695
                            --------  --------  --------  ----------  ----------

      Total film revenue     345,375         -   664,975   3,050,000   6,173,539


OVERHEAD FEES                 23,529    33,129    23,529      66,258     267,209
                            --------  --------  --------  ----------  ----------

        Total revenue       $368,904  $159,571  $688,504  $3,511,278  $6,440,748
                            ========  ========  ========  ==========  ==========

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION


                       MANAGEMENT'S  DISCUSSION  AND  ANAYSIS
                OF  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

GENERAL

The Company's revenues were derived primarily from the production and distribution rights of theatrical filmed entertainment in films, both theatrically and cable, television, video and other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and borrowings secured usually by domestic and internationally (foreign) licenses.

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

RESULTS  OF  OPERATIONS

The Company's operating revenue for the six months ending December 31, 2001 was $688,504 and $3,511,278 for the same period ending December 31, 2000, for a decrease of $2,822,774. The decrease in revenue is attributed to $3,000,000 in proceeds realized in the first quarter of 2001 from the sale of foreign distribution rights for GOOD ADVICE plus related producer and production service fees of $194,000. Revenues for six months ending December 31, 2002 attributable to $250,000 from distribution rights for SPEEDWAY JUNKIE, $250,000 for Devil and Daniel Webster the remaining amount attributable to producer and services fees from several projects. (see footnote 6)

Costs relating to the operating revenues were $458,645 for the six months ending December 31, 2001 as compared to $3,553,672 for the same period ending December 31, 2000. These costs represent amortization of film costs for the respective time period. (see footnote 5)

The company's gross profit for the six month period ending December 31, 2001 was $229,859 compared to $(42,394) for the same period ending December 31, 2000.

Selling, general and administrative expenses were $405,617 for the six months ending December 31, 2001 as compared to $443,771 for the period ending December 31, 2000. The decrease in selling, general and administrative expenses was attributable to a reduction of rental expense resulting from a decrease in space rented, plus a reduction in headcount.

Other Income for the six months ending December 31, 2001 was mainly interest income of $218,017 versus $26,143 for the period ending December 31, 2000. The increase in interest income was derived from a loan extended to finance film productions. Interest expense for the current period was $2,500 as compared to $55,220 for the period ending December 31, 2000. The decrease was due to various notes and loans being paid off.

The Company reported a net income of $ 28,228 for the six months ended December 31, 2001 as compared to $(515,241) for the period ended December 31, 2000.

                         LIQUIDITY  AND  CAPITAL  RESOURCES


The total indebtedness of borrowed monies increased to $ 604,056 at December 31, 2001 from $423,263 at June 30, 2001. The increase is a mainly attributable to draws of $379,120 on a revolving line of credit plus and issuance of a 5% convertible note for $200,000 offset by the repayment of a production note of $325,000 and the repayment of a note to an officer of the company of $70,000.

Net cash provided (used) by operating activities for the six months ending December 31, 2001 amounted to $14,782 as compared to $(3,233,526) for the same period ending December 31, 2000. Cash provided for the six months ending December 31, 2001 is mainly attributable to a decrease in film costs of $599,940, net collections on notes receivable of $228,500, an increase in accounts payable of $94,965 and other miscellaneous items.

Net cash required by investing activates for the six months ending December 31, 2001 amounted to $(23,449) as compared to $(11,018) in the same period prior year.

Financing activities provided net cash from sale of common stock of $7,500 plus $604,056 in proceeds from notes payable reduced by decrease in notes and loans payable of $325,000.


                        CAPITAL  EXPENDITURES  COMMITMENTS

In its normal course of business as a film entertainment producer and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2001 there was a commitment to pay post production costs for a project of approximately $250,000 over the next ninety days.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM  1.   LEGAL  PROCEEDINGS

     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

ITEM  4.   SUBMISSION  OF  MATTERS  OF  A  VOTE  TO  SECURITY  HOLDERS

     There were certain matters submitted for a vote by our Company's security holders at the annual shareholders meeting held December 5, 2001, all of which received shareholder approval. The shareholders approved an increase in the amount of authorized shares to 200,000,000 plus a proposal to provide for a 2 to 1 up to a 5 to 1 reverse split of common shares. Note, at this time there is no plans to do a reverse split.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

          None
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/  George Furla             Director, Chief Executive        February 15, 2002
-------------------------
     George  Furla            Officer,  President  and  Chief
                              Accounting  Officer


/s/  Randell Emmett           Director                         February 15, 2002
-------------------------
     Randell  Emmett


/s/  Peter  Benz              Director                         February 15, 2002
-------------------------
     Peter  Benz