Form 10QSB/A
period 2001-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-03-08
CIK 49444

FORM  10-QSB/A
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

              [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For  the  quarterly  period  ended   December  31,  2001
                                                    -------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                  Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                 Outstanding  as of
     Class  of  Common  Stock                    December  31, 2001
     ------------------------                    ------------------
          $.10  par  value                       18,245,487  Shares

         Transitional  Small  Business  Disclosure  Format   Yes     No  X
                                                                ---     ---

                                   FORM  10-QSB
                       Securities  and  Exchange  Commission
                             Washington,  D.C.  20549

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

Notes  to  Unaudited  Consolidated  Condensed
  Financial  Statements                                          F-7

                       FAMILY ROOM ENTERTAINMENT CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                        DECEMBER 31, 2001 AND JUNE 30, 2001
                                      ________


                                                        DECEMBER 31,     JUNE 30,
                                                            2001           2001
     ASSETS                                             (UNAUDITED)       (NOTE)
     ------                                            --------------  ------------
Cash and cash equivalents                              $      37,370   $   332,593
Marketable equity securities                               1,042,432       954,175
Accounts receivable, net                                     160,388       152,552
Notes receivable                                             250,000       478,500
Film costs, net                                            3,461,938     2,861,998
Property and equipment, net                                   62,421        58,938
Prepaid expenses and other                                    99,107        51,881
                                                       --------------  ------------

      Total assets                                     $   5,113,656   $ 4,890,637
                                                       ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                          $     604,056   $   423,263
Accounts payable and accrued liabilities                     112,590       117,625
Income tax payable                                            18,031         6,500
                                                       --------------  ------------

    Total liabilities                                        734,677       547,388
                                                       --------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding                                                -             -
  Common stock; $.01 par value; 200,000,000 and
    25,000,000 shares authorized at December 31, 2001
    and June, 30,2001, respectively; 18,260,487 and
    18,245,487 shares issued and outstanding
    at December 31, 2001 and June 30, 2001,
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
                                          __________


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                               DECEMBER 31,               DECEMBER 31,
                                           2001           2000          2001          2000
                                      --------------  ------------  ------------  ------------
Revenue:
  Film revenue                        $     345,375   $   126,442   $   664,975   $ 3,445,020
  Overhead fees                              23,529        33,129        23,529        66,258
                                      --------------  ------------  ------------  ------------

    Total revenue                           368,904       159,571       688,504     3,511,278

Operating cost-amortization of film
  costs                                     208,555       527,102       458,645     3,553,672
                                      --------------  ------------  ------------  ------------

      Gross profit (loss)                   160,349      (367,531)      229,859       (42,394)

Selling, general and administrative         221,505       177,338       405,617       443,771
                                      --------------  ------------  ------------  ------------

      Loss from operations                  (61,156)     (544,869)     (175,758)     (486,165)
                                      --------------  ------------  ------------  ------------

Other income (expenses):
  Interest income                            51,157         8,593       218,017        26,143
  Interest expense                           (2,500)      (20,220)       (2,500)      (55,220)
                                      --------------  ------------  ------------  ------------

    Total other income (expenses),
      net                                    48,657       (11,627)      215,517       (29,077)
                                      --------------  ------------  ------------  ------------

    Income (loss) before provision
      for income taxes                      (12,499)     (556,496)       39,759      (515,242)

Provision for income taxes                    3,627             -        11,529             -
                                      --------------  ------------  ------------  ------------

      Net income (loss)               $      (8,872)  $  (556,496)  $    28,230   $  (515,242)
                                      ==============  ============  ============  ============

Weighted average number of common
  shares outstanding (basic and
  diluted)                               18,245,487    18,245,487    18,245,487    18,245,487
                                      ==============  ============  ============  ============

Net income (loss) per common share
  (basic and diluted):
  Continuing operations               $       (0.00)  $     (0.03)  $      0.00   $     (0.03)
  Discontinued operations                     (0.00)        (0.00)         0.00         (0.00)
                                      --------------  ------------  ------------  ------------

    Net income                        $       (0.00)  $     (0.03)  $      0.00   $     (0.03)
                                      ==============  ============  ============  ============


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


                                   COMMON  STOCK      ADDITIONAL
                              ----------------------    PAID-IN       DEFERRED      ACCUMULATED   TREASURY
                                SHARES      AMOUNT      CAPITAL     COMPENSATION      DEFICIT       STOCK       TOTAL
                              ----------  ----------  -----------  --------------  -------------  ---------  ----------
Balance at June 30, 2001      18,245,487  $1,824,549  $ 9,157,172  $     (52,000)  $ (6,586,472)  $       -  $4,343,249

Stock options exercised           15,000       1,500        6,000              -              -           -       7,500

Net income                             -           -            -              -         28,230           -      28,230
                              ----------  ----------  -----------  --------------  -------------  ---------  ----------

Balance at December 31, 2001  18,260,487  $1,826,049  $ 9,163,172  $     (52,000)  $ (6,558,242   $       -  $4,378,979
                              ==========  ==========  ===========  ==============  =============  =========  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   ___________


                                                      2001         2000
                                                   ----------  ------------
Cash flows from operating activities:
  Net income (loss)                                $  28,230   $  (515,241)
  Adjustment to reconcile net income (loss) to
    net cash used by operations                     (913,297)   (2,718,284)
                                                   ----------  ------------

      Net cash used by operating activities         (885,067)   (3,233,525)
                                                   ----------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                 (23,449)      (11,018)
  Proceeds from notes receivable                     675,000             -
  Investment in notes receivable                    (250,000)            -
                                                   ----------  ------------

      Net cash provided (used) by investing
        activities                                   401,551       (11,018)
                                                   ----------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                   604,056     2,873,291
  Proceeds from exercise of stock options              7,500             -
  Principal payments on notes payable               (423,263)     (437,780)
                                                   ----------  ------------

      Net cash provided by financing activities      188,293     2,435,511
                                                   ----------  ------------

Decrease in cash and cash equivalents               (295,223)     (809,032)

Cash and cash equivalents at beginning of period     332,593     1,370,737
                                                   ----------  ------------

Cash and cash equivalents at end of period         $  37,370   $   561,705
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
                                    ==========  ==========  ===========  ============

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

5.   FILM COSTS, CONTINUED
     ---------------------

     SIX MONTHS ENDED DECEMBER 31, 2001
     ----------------------------------

                                                            DEVELOPMENT
                                                    IN       AND PRE-
                                     RELEASED   PRODUCTION  PRODUCTION      TOTAL
                                    ----------  ----------  -----------  ------------
Net film cost balance at
  June 30, 2001                     $1,033,820  $        -  $ 1,828,178  $  2,861,998

Cost of acquiring film rights
  during the six months ended
  December 31, 2001                    502,562     103,563       47,221       653,346

Production costs incurred during
  the six months ended
  December 31, 2001                    302,621           -      102,618       405,239
                                    ----------  ----------  -----------  ------------

  Total film costs incurred by the
    Company during the six
    months ended December 31, 2001     805,183     103,563      149,839     1,058,585
                                    ----------  ----------  -----------  ------------

    Net film cost balance before
      amortization and write-offs    1,839,003     103,563    1,978,017     3,920,583

Less film cost amortization and
  write offs during the six
  months ended December 31, 2001       402,551           -       56,094       458,645
                                    ----------  ----------  -----------  ------------

    Net film cost balance at
      December 31, 2001             $1,436,452  $  103,563  $ 1,921,923  $  3,461,938
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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

5.   FILM  COSTS,  CONTINUED
     -----------------------

                                   THREE MONTHS ENDED      SIX MONTHS ENDED    YEAR ENDED
                                      DECEMBER 31,           DECEMBER 31,        JUNE 30,
                                    2001       2000        2001       2000        2001
                                 ---------  -----------  --------  ----------  ----------
RELEASED PROJECTS-AMOR-
  TIZATION

  Held for Ransom                $   1,050  $    15,390  $  1,098  $  132,288  $  193,162
  After Sex                             40          585       301     116,343     325,746
  Good Advice                      150,000        5,793   300,000   2,590,959   3,918,564
  Speedway Junkie                   50,000            -   101,152           -           -
  I'm Over Here Now                      -       40,136         -      40,136      83,594
  Badge                                  -            -         -           -     312,269
  Narc                                   -            -         -           -     314,852
                                 ---------  -----------  --------  ----------  ----------

    Totals                         201,089       61,904   402,551   2,879,726   5,148,187
                                 ---------  -----------  --------  ----------  ----------


PROJECTS IN DEVELOPMENT OR PRE-
  PRODUCTION - WRITE-OFFS

  Imagining Argentina                    -            -         -     208,270     208,850
  Unholy Alliance                       60      303,583        60     303,583     303,583
  High Calliber                        178            -       178           -      36,582
  Going After Caciatto                  61      153,252        61     153,252     153,252
  They Never Came Here                   -        7,500         -       7,500       7,500
  Half Past Dead                       767            -    19,852           -           -
  Life of Carmen Espisto                 -            -     8,120           -           -
  Other projects                     6,399          863    27,823       1,341       7,260
                                 ---------  -----------  --------  ----------  ----------

    Totals                           7,466      465,198    56,094     673,946     717,027
                                 ---------  -----------  --------  ----------  ----------

Total all projects               $ 208,555  $   527,102  $458,645  $3,553,672  $5,865,214
                                 =========  ===========  ========  ==========  ==========

     The material films included in the above Net Film Costs at December 31, 2001 are:

                             Good Advice                  42.1%
                             Ticker                        9.2%
                             Grizzly Wilderness Project   10.7%
                             Speedway  Junkie              4.4%
                             Devil & Daniel Webster        7.2%
                             Badge                         5.1%

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   __________

6.   REVENUE
     -------

     Following is an analysis of revenues, by project, for the three and six months ended December 31, 2001 and 2000, with an analysis for the year ended June 30, 2001 added for reference:

                              THREE MONTHS ENDED      SIX MONTHS ENDED    YEAR ENDED
                                  DECEMBER 31,          DECEMBER 31,       JUNE 30,
                               2001        2000       2001       2000        2001
                            ---------  -----------  --------  ----------  -----------
FILM PRODUCTION

  Good Advice               $       -  $         -  $      -  $3,000,000  $ 4,500,000
  Speedway Junkie             250,000            -   250,000           -            -
  Badge                             -            -         -           -      363,077
  Devil and Daniel Webster          -            -   250,000           -            -
  Narc                              -            -         -           -      572,767
                            ---------  -----------  --------  ----------  -----------

    Total film production     250,000            -   500,000   3,000,000    5,435,844
                            ---------  -----------  --------  ----------  -----------

PRODUCER FEES

  Good Advice                       -            -         -      50,000       50,000
  Speedway Junkie                   -      126,442    60,000     395,020      475,534
  Badge                             -            -         -           -      113,077
  Narc                         16,000            -    16,000           -       99,084
  In God We Trust               9,375            -    18,975           -            -
  Cutaway                      70,000            -    70,000           -            -
                            ---------  -----------  --------  ----------  -----------

    Total producers fees       95,375      126,442   164,975     445,020      737,695
                            ---------  -----------  --------  ----------  -----------

      Total film revenue      345,375      126,442   664,975   3,445,020    6,173,539


OVERHEAD FEES                  23,529       33,129    23,529      66,258      267,209
                            ---------  -----------  --------  ----------  -----------

        Total revenue       $ 368,904  $   159,571  $688,504  $3,511,278  $ 6,440,748
                            =========  ===========  ========  ==========  ===========

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

The Company has adopted the American Institute of Certified Pubic Accountant's recently issued Statement of Position ("SOP") 00-002 Accounting by Producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2001, which is incorporated herein by reference.

RESULTS  OF  OPERATIONS

The Company's operating revenue for the six months ended December 31, 2001 was $688,504 as compared to $3,511,278 for the same period ended December 31, 2000, for a decrease of $2,822,774. The decrease in revenue is attributed to $3,000,000 in proceeds realized in the first quarter of 2001 from the sale of foreign distribution rights for GOOD ADVICE plus related producer and production service fees of $194,000. Revenue for six months ended December 31, 2001 is attributable to $250,000 in distribution rights for SPEEDWAY JUNKIE, $250,000 in distribution rights for Devil and Daniel Webster producer and services fees from several projects (See Note 6).

Costs relating to the operating revenues were $458,645 for the six months ending December 31, 2001 as compared to $3,553,672 for the same period ending December 31, 2000. These costs represent amortization of film costs for the respective time period (See Note 5).

The Company's gross profit for the six month period ending December 31, 2001 was $229,859 as compared to $(42,394) for the same period ending December 31, 2000.

Selling, general and administrative expenses were $405,617 for the six months ended December 31, 2001 as compared to $443,771 for the period ended December 31, 2000. The decrease in selling, general and administrative expenses was attributable to a reduction of rent expense resulting from a decrease in office space and a reduction in headcount.

Other income for the six months ended December 31, 2001 was primarily the result of interest income of $218,017 that increased by $191,874, from $26,143 for the period ending December 31, 2000. The increase in interest income was the result of loans extended to finance film productions. Interest expense for the current period was $2,500 as compared to $55,220 for the period ended December 31, 2000. This decrease in interest was due to various notes and loans being paid off.

The Company reported a net income of $ 28,228 for the six months ended December 31, 2001 as compared to a net loss of $(515,241) for the period ended December 31, 2000.

                         LIQUIDITY  AND  CAPITAL  RESOURCES


Notes payable increased to $ 604,056 at December 31, 2001 from $423,263 at June 30, 2001. The increase is a mainly attributable to draws of $379,120 on a revolving line of credit offset by the repayment of a production note of $325,000 and the repayment of a $70,000 note to an officer of the Company.

Net cash used by operating activities for the six months ended December 31, 2001 amounted to $885,067 as compared to $3,233,525 for the same period ended December 31, 2000. The decrease in cash used for the six months ended December 31, 2001 is mainly attributable to a decrease in film costs of $599,940, an increase in accounts payable of $94,965 and other miscellaneous items.

Net cash provided by investing activities for the six months ending December 31, 2001 amounted to $401,551 as compared to net cash used of $11,018 in the same prior year period.

Financing activities provided net cash from sale of common stock of $7,500 plus $604,056 in proceeds from notes payable, reduced by repayments of notes and loans of $423,263.


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


/s/  George  Furla            Director,  Chief  Executive        March 8, 2002
-------------------------
     George  Furla            Officer,  President  and  Chief
                              Accounting  Officer

/s/  Randell  Emmett          Director                           March 8,  2002
-------------------------
     Randell  Emmett

/s/  Peter  Benz              Director                           March 8,  2002
-------------------------
     Peter  Benz