Form 10QSB
period 2002-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-05-20
CIK 49444

FORM 10-QSB
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

              [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended  March 31, 2002
                                                   --------------

                                       OR

              [ ]  Transition  Report  Pursuant  to  Section  13  or  15(d)
                     of  the  Securities  Exchange  Act  of  1934

            For the transition period from                to
                                           ---------------   ----------------

                         Commission file number 0-27063
                                                -------

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

                                                 Outstanding  as of
     Class  of  Common  Stock                    March  31, 2002
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

                      Family Room Entertainment Corporation

                                      Index


PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

               Condensed  Consolidated  Balance  Sheets  at
                 June  30,  2001  and  March 31,  2002 (unaudited)


               Condensed  Consolidated  Statements  of  Operations
                    for the three months and Nine Months ended March 31, 2002 (unaudited)and 2001 (unaudited)


               Condensed  Consolidated  Statement  of  Stockholders  equity for  the  Nine  months  ended  March 31,  2002 (Unaudited)


               Condensed  Consolidated  Statements  of  Cash  Flows
                 for the Nine months ended March 31, 2002 (unaudited) and 2001 (unaudited)


               Notes  to  Condensed  Consolidated  Financial  Statements

     Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition
                 and  Results  of  Operations.


PART   II.  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings

     Item  2.  Changes in Securities and Use of Proceeds

     Item  3.  Defaults Upon Senior Securities:

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM  I.     FINANCIAL STATEMENTS




                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                  -----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   ----------

                                                                    PAGE(S)
                                                                    -------

Unaudited  Consolidated  Condensed  Financial  Statements:

  Consolidated  Condensed  Balance  Sheets  as  of
    March  31,  2002  (unaudited)  and  June  30,  2001                F-3

  Unaudited  Consolidated  Condensed  Statement  of
    Operations  for  the  three  months  and   Nine months
    ended  March 31,  2002 and  2001                                   F-4

  Unaudited  Consolidated  Condensed  Statement  of
    Stockholders'  Equity  for  the   Nine months
    ended  March 31,  2002                                             F-5

  Unaudited  Consolidated  Condensed  Statement  of
    Cash  Flows  for  the   Nine  months  ended
    March 31,  2002  and  2001                                         F-6

Notes  to  Unaudited  Consolidated  Condensed
  Financial  Statements                                                F-7

                       FAMILY ROOM ENTERTAINMENT CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                        DECEMBER 31, 2001 AND JUNE 30, 2001
                                    ----------


                                                        MARCH 31,         JUNE 30,
                                                           2002             2001
ASSETS                                                 (UNAUDITED)         (NOTE)
------                                                --------------    ------------
Cash and cash equivalents                            $         5,974   $     332,593
Marketable equity securities                                 800,527         954,175
Accounts receivable, net                                     236,396         152,552
Notes receivable                                             250,400         478,500
Film costs, net                                            2,445,649       2,861,998
Property and equipment, net                                   60,357          58,938
Prepaid expenses and other                                   120.146          51,881
                                                      --------------    ------------

      Total assets                                   $     3,919,449   $   4,890,637
                                                      ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                        $       818,326   $     423,263
Accounts payable and accrued liabilities                     148,506         117,625
Income tax payable                                             6,500           6,500
                                                      --------------    ------------

    Total liabilities                                        973,332         547,388
                                                      --------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding                                                -               -
  Common stock; $.01 par value; 200,000,000 and
    25,000,000 shares authorized at March 31, 2002
    and June, 30,2001, respectively; 18,260,487 and
    18,245,487 shares issued and outstanding
    at March 31, 2002 and June 30, 2001,
    respectively                                           1,826,049       1,824,549
  Additional paid in capital                               9,163,172       9,157,172
  Deferred compensation                                      (52,000)        (52,000)
  Accumulated deficit                                $    (7,991,106)     (6,586,472)
                                                      --------------    ------------

    Total stockholders' equity                             2,946,115       4,343,249
                                                      --------------    ------------

      Total liabilities and stockholders'
        equity                                       $     3,919,449   $   4,890,637
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

                             FAMILY ROOM ENTERTAINMENT CORPORATION
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                          ----------


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  MARCH 31,                       MARCH 31,
                                            2002             2001            2002            2001
                                      ----------------  --------------  --------------  --------------
Revenue:
  Film revenue                        $        69,375   $   1,942,688   $     734,350   $   5,216,757
  Overhead fees                                   400               -          23,929         237,209
                                      ----------------  --------------  --------------  --------------

    Total revenue                              69,775       1,942,688         758,279       5,453,966

Operating cost-amortization of film
  Costs                                     1,162,251       1,633,912       1,620,896       5,187,584
                                      ----------------  --------------  --------------  --------------

      Gross profit (loss)                  (1,092,476)        308,776        (862,617)        266,382

Selling, general and administrative           146,149         184,639         551,767         628,410
                                      ----------------  --------------  --------------  --------------

      Loss from operations                 (1,238,625)        124,137     (1,414,384))       (362,028)
                                      ----------------  --------------  --------------  --------------

Other income (expenses):
  Interest income                               3,232           4,249         221,250          30,392
  Interest expense                             (5,000)       (116,749)         (7,500)       (171,969)
  Gain(Loss) on sale dispositon
     Marketable Securities                   (204,000)              -        (204,000)              -
                                      ----------------  --------------  --------------  --------------
    Total other income (expenses),
      net                                    (205,768)       (112,500)          9,750        (141,577)
                                      ----------------  --------------  --------------  --------------

    Income (loss) before provision
      for income taxes                     (1,444,393)         11,637      (1,404,634)       (503,605)

Provision for income taxes                       -              -   -               -               -
                                      ----------------  --------------  --------------  --------------

      Net income (loss)               $    (1,444,393)  $      11,637)  $  (1,404,634)  $    (503,605)
                                      ================  ==============  ==============  ==============

Weighted average number of common
  shares outstanding (basic and
  diluted)                                 18,245,487      18,245,487      18,245,487      18,245,487
                                      ================  ==============  ==============  ==============

Net income (loss) per common share
  (basic and diluted):
  Continuing operations               $         (0.08)  $       (0.03)  $      (0.08 )  $       (0.03)
  Discontinued operations                       (0.00)          (0.00)           0.00           (0.00)
                                      ----------------  --------------  --------------  --------------

    Net income                        $         (0.08)  $       (0.03)  $       (0.08)  $       (0.03)
                                      ================  ==============  ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                  FAMILY ROOM ENTERTAINMENT CORPORATION
                  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE NINE MONTHS ENDED MARCH ,31 2002 AND 2001
                                               ----------


                               COMMON  STOCK        ADDITIONAL
                           ----------------------   PAID-IN     DEFERRED       ACCUMULATED TREASURY
                             SHARES      AMOUNT     CAPITAL     COMPENSATION     DEFICIT     STOCK      TOTAL
                           ----------  ----------  ----------  --------------  ------------  -------  ----------
Balance at June 30,2001    18,245,487  $1,824,549  $9,157,172  $     (52,000)  $(6,586,472)  $    -  $4,343,249
Stock options
 exercised                     15,000       1,500       6,000              -             -        -       7,500

Net income (loss)                   -           -           -              -    (1,404,634)       -   1,404,634)
                           ----------  ----------  ----------  --------------  ------------  -------  ----------

Balance at March 31,2002   18,260,487  $1,826,049  $9,163,172  $     (52,000)  $(7,991,106)  $    -  $2,958,137
                           ==========  ==========  ==========  ==============  ============  =======  =========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE  NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                       2002          2001
                                                   ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                $(1,404,634)  $  (503,605)
  Adjustment to reconcile net income (loss) to
    net cash used by operations                       (  4,783)   (2,559,697)
                                                   ------------  ------------

      Net cash used by operating activities         (1,409,417)   (3,063,302)
                                                   ------------  ------------

Cash flows from investing activities:
  Purchase of property and equipment                   (11,419)      (15,126)
  Proceeds from notes receivable                       699,749             -
  Investment in notes receivable                      (250,000)            -
  Marketable Securities                                241,905

      Net cash provided (used) by investing
        activities                                     680,235       (15,126)
                                                   ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                     818,326     3,432,694
  Proceeds from exercise of stock options                7,500             -
  Principal payments on notes payable                 (423,263)   (1,523,022)
                                                   ------------  ------------

      Net cash provided by financing activities        402,563     1,809,671
                                                   ------------  ------------

Decrease in cash and cash equivalents                 (326,619)   (1,268,757)

Cash and cash equivalents at beginning of period       332,593     1,370,737
                                                   ------------  ------------

Cash and cash equivalents at end of period         $     5,974   $   101,980
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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                   ----------

4.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to state income taxes and the effect of graduated rates.


5.   FILM  COSTS
     -----------

     Film costs and related amounts capitalized at March 31, 20021, and related activity during the three months and Nine months then ended were as follows:



THREE MONTHS ENDED March 31, 2002
---------------------------------

                                                             DEVELOPMENT
                                                    IN         AND PRE-
                                     RELEASED   PRODUCTION    PRODUCTION     TOTAL
                                    ----------  -----------  ------------  -----------
Net film cost balance at
  December 31, 2001                 $1,436,452  $   103,563  $ 1,921,923   $3,461,938

Cost of acquiring film rights
  during the three months ended
  March 31, 2002                       317,750      114,876     (317,750)     114,876

Production costs incurred during
  the three months ended
  March 31, 2002                         3,576            -       27,510       31,086
                                    ----------  -----------  ------------  -----------

  Total film costs incurred by the
    Company during the three
    months ended March 31, 2002        321,326      114,876     (290,240)     145,962
                                    ----------  -----------  ------------  -----------

    Net film cost balance before
      amortization and write-offs    1,757,778      218,439    1,631,683    3,607,900

Less film cost amortization and
  write offs during the three
  months ended March   31, 2002        895,951            -      266,300    1,162,251
                                    ----------  -----------  ------------  -----------

    Net film cost balance at
      March    31, 2002             $  861,827      218,439  $ 1,365,383   $2,445,649
                                    ==========  ===========  ===========   ===========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                  ------------

5.   FILM COSTS, CONTINUED
     ---------------------

     NINE MONTHS ENDED MARCH 31, 2002
     --------------------------------

                                                              DEVELOPMENT
                                                    IN         AND PRE-
                                     RELEASED   PRODUCTION    PRODUCTION     TOTAL
                                    ----------  -----------  ------------  ----------
Net film cost balance at
  June 30, 2001                     $1,033,820  $         -  $ 1,828,178   $2,861,998

Cost of acquiring film rights
  during the  Nine months ended
  March    31, 2002                    820,312      218,439     (270,529)     768,222

Production costs incurred during
  the  Nine months ended
  March    31, 2002                    306,197            -      130,128      436,325
                                    ----------  -----------  ------------  ----------

  Total film costs incurred by the
    Company during the Nine
    months ended March 31, 2002      1,126,509      218,439     (140,401)   1,204,547
                                    ----------  -----------  ------------  ----------

    Net film cost balance before
      amortization and write-offs    2,160,329      218,439    1,687,777    4,066,545

Less film cost amortization and
  write offs during the Nine
  months ended March   31, 2002      1,298,502            -      322,394    1,620,896
                                    ----------  -----------  ------------  ----------

    Net film cost balance at
      March    31, 2002             $  861,827  $   218,439  $ 1,365,383   $2,445,649
                                    ==========  ===========  ============  ===========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                  ------------

     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and Nine months ended March 31, 2002 and 2001 with an analysis for the year ended June 30, 2001 added for reference:

5.   FILM COSTS, CONTINUED
     ---------------------

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED     YEAR ENDED
                                                              MARCH 31,              MARCH    31,         JUNE 30,
                                                          2002        2001         2002        2001         2001
                                                       ----------  -----------  ----------  -----------  -----------
RELEASED PROJECTS-AMORTIZATION
  Held for Ransom                                      $    1,096  $    14,053  $    2,194  $    75,866  $   193,162
  After Sex                                                   202       14,866         504       32,595      325,746
  Good Advice                                             718,016    1,191,791   1,018,016    3,910,526    3,918,564
  Speedway Junkie                                               -            -     101,152            -            -
  I'm Over Here Now                                             -            -      40,861       83,594
  Badge                                                         -      312,269           -      312,269      312,269
  Narc                                                          -            -           -            -      314,852
  Ticker                                                --176,586   ----------    -176,586   ----------   ----------

    Totals                                                899,370    1,532,979   1,301,922    4,372,117    5,148,187
                                                       ----------  -----------  ----------  -----------  -----------

PROJECTS IN DEVELOPMENT, PRE- PRODUCTION - WRITE-OFFS
  Imagining Argentina                                           -            -           -      208,850      208,850
  Unholy Alliance                                              50            -          60      303,538      303,583
  High Calliber                                               178         -  -         178            -       36,582
  Going After Caciatto                                         61            -          61      153,252      153,252
  They Never Came Here                                          -            -           -        7,500        7,500
  Half Past Dead                                              767            -      19,852            -            -
  Life of Carmen Espisto                                        -            -       8,120            -            -
  Street Pirates                                          100,644            -     101,644            -            -
  Irishman                                                 14,326           --      14,326            -            -
  Concert of America                                       35,200            -      35,200            -            -
  Other projects                                           74,141      100,933     101,963      142,328        7,260
                                                       ----------  -----------  ----------  -----------  -----------
  Totals                                                262,881      100,933     318,973      815,468      717,027
                                                       ----------  -----------  ----------  -----------  -----------

Total all projects                                     $1,162,251  $ 1,633,912  $1,621,895  $ 5,187,584  $ 5,865,214
                                                       ==========  ===========  ==========  ===========  ===========


     The material films included in the above Net Film Costs at March 31, 2002 are:
                             Good Advice                  30.2%
                             Ticker                        5.8%
                             Grizzly Wilderness Project   15.2%
                             Speedway  Junkie              6.2%
                             Devil & Daniel Webster       10.5%
                             Badge                         6.9%

     All write-offs during the three and Nine months ended March 31, 2002 and 2001 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS, CONTINUED
                                  -----------

6.   REVENUE
     -------

     Following is an analysis of revenues, by project, for the three and Nine months ended March 31, 2002 and 2001, with an analysis for the year ended June 30, 2001 added for reference:


                                 THREE MONTHS ENDED     NINE MONTHS ENDED    YEAR ENDED
                                      MARCH 31,             MARCH 31,         JUNE 30,
                                   2002       2001       2002       2001        2001
                                  -------  ----------  --------  ----------  ----------
FILM PRODUCTION

  Good Advice                     $     -  $1,500,000  $      -  $4,500,000  $4,500,000
  Speedway Junkie                                   -   250,000           -           -
  Badge                                 -     360,077         -     363,077     363,077
  Devil and Daniel Webster              -           -   250,000           -           -
  Narc                                  -           -         -           -     572,767
                                  -------  ----------  --------  ----------  ----------
    Total film production               -  $1,863,077   500,000   4,863,077   5,435,844
                                  -------  ----------  --------  ----------  ----------

PRODUCER FEES

  Good Advice                           -           -         -      50,000      50,000
  Speedway Junkie/DevelDanielWeb        -           -    60,000      98,283     475,534
  Badge                                 -           -         -     113,077     113,077
  Narc                                         16,667    16,000      99,084      99,084
  Try Seventeen                    60,000           -    60,000           -           -
  In God We Trust                   9,375           -    28,350           -           -
  Cutaway                                           -    70,000           -           -
                                  -------  ----------  --------  ----------  ----------

    Total producers fees           69,375      16,667   234,350     360,444     737,695
                                  -------  ----------  --------  ----------  ----------
      Total film revenue           69,375   1,979,944   734,350   5,224,521   6,173,539


OVERHEAD FEES                         400      62,944    23,929     229,445     267,209
                                  -------  ----------  --------  ----------  ----------

        Total revenue             $69,775  $1,942,888  $758,279  $5,453,966  $6,440,748
                                  =======  ==========  ========  ==========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                      MANAGEMENT'S DISCUSSION AND ANAYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's revenues were derived primarily from the production of or acquisition of and distribution of rights of theatrical filmed entertainment in films, both theatrically and cable, television, video and other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and/or borrowings secured usually by domestic and internationally (foreign) licenses.

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

RESULTS OF OPERATIONS

Nine months ended March 31, 2002 versus nine months ended March 31, 2001
------------------------------------------------------------------------

The Company's operating revenue for the nine months ended March 31, 2002 was $758,279 as compared to $5,453,966 for the same period ended March 31, 2001, for a decrease of $4,695,687. The decrease in revenue is mainly attributed to $4,500,000 in proceeds realized in the first and third quarters of 2001 from the sale or license of domestic and foreign distribution rights for GOOD ADVICE. Revenues
For nine months ended March 31, 2002 is mainly attributable to $250,000 in distribution rights for SPEEDWAY JUNKIE, $250,000 in distribution rights for Devil and Daniel Webster producer and services fees from several projects (See
Note 6).

Costs relating to the operating revenues were $1,620,896 the nine months ending March 31, 2002 as compared to $5,187,584 for the same period ending March 31, 2001. These costs represent amortization of film costs for the respective time period (See Note 5).

The Company's gross profit (loss) for the nine-month period ending March 31, 2002 was $(1,402,363) as compared to $(362,028) for the same period ending March 31, 2001. The decrease in Gross Profit is directly related to the increase amortization of film costs.

Selling, general and administrative expenses were $551,767 for the nine months ended March 31, 2002 as compared to $628,410 for the period ended March 31, 2001. The decrease in selling, general and administrative expenses was attributable to a reduction of rent expense resulting from a decrease in office space plus a reduction in corporate and production headcount.

Other income for the nine months ended March 31, 2002 was primarily the result of interest income of $221,250 that increased by $190,858, from $30,392 for the period ending March 31, 2001. The increase in interest income was the result of loans extended to finance film productions. Interest expense for the current period was $7,500 as compared to $171,969 for the period ended March 31, 2001. This decrease in interest was due to various notes and loans being paid off.

The Company reported a net loss of $(1,404,634) for the nine months ended March 31, 2002 as compared to a net loss of $(503,605) for the period ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Notes payable increased $395,063 to $818,326 at March 31, 2002 from $423,263 at June 30, 2001. The increase is a mainly attributable to draws of $449,938 on a Revolving line of credit, a note payable issued to a third party for $200,000 plus a note issued to an officer of the Company for $170,000 offset by the repayment of a production note of $325,000 and the repayment of a $70,000 note to an officer of the Company.

Net cash used by operating activities for the nine months ended March 31, 2002 amounted to $1,409,020 which mainly consists of nine month net loss $1,404,634, increase in 1) films costs of $1,204,547, 2) interest income of $221,249,
3)account receivable of $172,101, 4) other assets of $80,285 offset by the amortization of film costs of $1,620,896 a decrease in account payable of $30,881 and other miscellaneous items of approximately $22,019.

Net cash provided by investing activities for the nine months ending March 31, 2002 amounted to $680,235 which mainly consisted notes receivable of $449,749 plus a decrease in marketable securities of $241,905 as compared to net cash used of $11,018 in the same prior year period.

Financing activities provided net cash from sale of common stock of $7,500 plus $818,326 in proceeds from notes payable, reduced by repayments of notes and loans of $423,263


CAPITAL EXPENDITURES COMMITMENTS
--------------------------------

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2002 there are commitments of approximately $100,000.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  LEGAL  PROCEEDINGS

     Our Company is no a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

Item 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

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


/s/  George  Furla            Director, Chief Executive           MAY 20, 2002
-------------------------     Officer, President and Chief
     George  Furla            Accounting  Officer


/s/  Randell  Emmett          Director                            MAY 20, 2002
-------------------------
     Randell  Emmett


/s/  Peter  Benz              Director                            MAY 20, 2002
-------------------------
     Peter  Benz