Form 10QSB/A
period 2002-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-08-07
CIK 49444

FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended   March 31, 2002
                                                   ---------------

                                       OR

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For  the  transition  period  from                  to
                                            --------------      ---------------

                    Commission file number   0-27063
                                            ---------

                      Family Room Entertainment Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New  Mexico                                        85-0206160
     -----------------------                                ---------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification number)


1041 N. Formosa Ave. Mary Pickford Bldg. Ste. 101, Los Angeles, Ca.     90046
---------------------------------------------------------------------  --------
           (Address of principal executive offices)                   (Zip Code)

       Registrant's  Telephone  number,  including  area  code:  (323) 850-2800
                                                                 ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                  Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
     Class  of  Common  Stock                    March 31, 2002
     ------------------------                    -----------------
          $.10  par  value                       18,260,487 Shares

         Transitional  Small  Business  Disclosure  Format   Yes     No  X
                                                                ---     ---

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

                                   ----------



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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

     Consolidated Condensed Balance Sheets as of
       March 31, 2002 (unaudited) and June 30,2001                           F-3

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

     Unaudited  Consolidated Condensed Statement of
       Stockholders' Equity for the Nine  months
       ended March 31, 2002                                                  F-5

     Unaudited Consolidated Condensed Statement of Cash Flows
       for the Nine months ended March 31, 2002 and 2001                     F-6

Notes to Unaudited Consolidated Condensed
     Financial Statements                                                    F-7

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      DECEMBER 31, 2001 AND JUNE 30, 2001

                                    --------


                                                      MARCH 31,      JUNE 30,
                                                         2002          2001
     ASSETS                                          (UNAUDITED)      (NOTE)
     ------                                          ------------  ------------
Cash and cash equivalents                            $     5,974   $   332,593
Marketable equity securities                             800,527       954,175
Accounts receivable, net                                 236,396       152,552
Notes receivable                                         250,400       478,500
Film costs, net                                        2,445,649     2,861,998
Property and equipment, net                               60,357        58,938
Prepaid expenses and other                               120.146        51,881
                                                     ------------  ------------

   Total assets                                      $ 3,919,449   $ 4,890,637
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                        $   818,326   $   423,263
Accounts payable and accrued liabilities                 148,506       117,625
Income tax payable                                         6,500         6,500
                                                     ------------  ------------

   Total liabilities                                     973,332       547,388
                                                     ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000
    shares authorized; no shares issued
    and outstanding                                            -             -
  Common stock; $.01 par value; 200,000,000 and
    25,000,000 shares authorized at March 31, 2002
    and June, 30,2001, respectively; 18,260,487 and
    18,245,487 shares issued and outstanding
    at March 31, 2002 and June 30, 2001,
    respectively                                       1,826,049     1,824,549
  Additional paid in capital                           9,163,172     9,157,172
  Deferred compensation                                  (52,000)      (52,000)
  Accumulated deficit                                $(7,991,106)   (6,586,472)
                                                     ------------  ------------

    Total stockholders' equity                         2,946,115     4,343,249
                                                     ------------  ------------

     Total liabilities and stockholders'
      equity                                         $ 3,919,449   $ 4,890,637
                                                     ============  ============

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

                                   ----------


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                               MARCH 31,                    MARCH 31,
                                          2002          2001          2002           2001
                                      ------------  ------------  -------------  ------------
Revenue:
  Film revenue                        $    69,375   $ 1,942,688   $    734,350   $ 5,216,757
  Overhead fees                               400             -         23,929       237,209
                                      ------------  ------------  -------------  ------------

    Total revenue                          69,775     1,942,688        758,279     5,453,966

Operating cost-amortization of film
  costs                                 1,162,251     1,633,912      1,620,896     5,187,584
                                      ------------  ------------  -------------  ------------

     Gross profit (loss)               (1,092,476)      308,776       (862,617)      266,382

Selling, general and administrative       146,149       184,639        551,767       628,410
                                      ------------  ------------  -------------  ------------

     Loss from operations              (1,238,625)      124,137    (1,414,384))     (362,028)
                                      ------------  ------------  -------------  ------------

Other income (expenses):
  Interest income                           3,232         4,249        221,250        30,392
  Interest expense                         (5,000)     (116,749)        (7,500)     (171,969)
  Gain(Loss) on sale dispositon
     Marketable Securities               (204,000)            -       (204,000)            -
                                      ------------  ------------  -------------  ------------

     Total other income (expenses),
      net                                (205,768)     (112,500)         9,750      (141,577)
                                      ------------  ------------  -------------  ------------

     Income (loss) before provision
      for income taxes                 (1,444,393)       11,637     (1,404,634)     (503,605)

Provision for income taxes                      -             -              -             -
                                      ------------  ------------  -------------  ------------

    Net income (loss)                 $(1,444,393)  $    11,637)  $ (1,404,634)  $  (503,605)
                                      ============  ============  =============  ============

Weighted average number of common
  shares outstanding (basic and
  diluted)                             18,260,487    18,245,487     18,260,487    18,245,487
                                      ============  ============  =============  ============

Net income (loss) per common share
  (basic and diluted):
  Continuing operations               $     (0.08)  $     (0.03)  $     (0.08 )  $     (0.03)
  Discontinued operations                   (0.00)        (0.00)          0.00         (0.00)
                                      ------------  ------------  -------------  ------------

     Net income                       $     (0.08)  $     (0.03)  $      (0.08)  $     (0.03)
                                      ============  ============  =============  ============


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

                                                       ----------


                                COMMON STOCK
                           ----------------------  ADDITIONAL
                                                     PAID-IN       DEFERRED      ACCUMULATED   TREASURY
                             SHARES      AMOUNT      CAPITAL     COMPENSATION      DEFICIT       STOCK       TOTAL
                           ----------  ----------  -----------  --------------  -------------  ---------  -----------
Balance at June 30,2001    18,245,487  $1,824,549  $ 9,157,172  $     (52,000)  $ (6,586,472)  $       -  $4,343,249
Stock options
  exercised                    15,000       1,500        6,000              -              -           -       7,500

Net income (loss)                   -           -            -              -     (1,404,634)          -   1,404,634)
                           ----------  ----------  -----------  --------------  -------------  ---------  -----------

Balance at March 31,2002   18,260,487  $1,826,049  $ 9,163,172  $     (52,000)  $ (7,991,106)  $       -  $2,958,137
                           ==========  ==========  ===========  ==============  =============  =========  ===========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

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


5.   FILM  COSTS
     -----------

     Film costs and related amounts capitalized at March 31, 20021, and related activity during the three months and Nine months then ended were as follows:


THREE MONTHS ENDED March 31, 2002
---------------------------------
                                                              DEVELOPMENT
                                                    IN         AND PRE-
                                     RELEASED   PRODUCTION    PRODUCTION      TOTAL
                                    ----------  -----------  -------------  ----------

Net film cost balance at
  December 31, 2001                 $1,436,452  $   103,563  $  1,921,923   $3,461,938

Cost of acquiring film rights
  during the three months ended
  March 31, 2002                       317,750      114,876      (317,750)     114,876

Production costs incurred during
  the three months ended
  March 31, 2002                         3,576            -        27,510       31,086
                                    ----------  -----------  -------------  ----------

  Total film costs incurred by the
    Company during the three
    months ended March 31, 2002        321,326      114,876      (290,240)     145,962
                                    ----------  -----------  -------------  ----------

    Net film cost balance before
      amortization and write-offs    1,757,778      218,439     1,631,683    3,607,900

Less film cost amortization and
  write offs during the three
  months ended March   31, 2002        895,951            -       266,300    1,162,251
                                    ----------  -----------  -------------  ----------

    Net film cost balance at
      March    31, 2002             $  861,827  $   218,439  $  1,365,383   $2,445,649
                                    ==========  ===========  =============  ==========

                      FAMILY  ROOM  ENTERTAINMENT  CORPORATION
                    NOTES  TO  UNAUDITED  CONSOLIDATED  CONDENSED
                         FINANCIAL  STATEMENTS,  CONTINUED

                                   ----------

5.   FILM  COSTS,  CONTINUED
     -----------------------

     NINE MONTHS ENDED MARCH 31, 2002
     --------------------------------

                                                                DEVELOPMENT
                                                      IN          AND PRE-
                                     RELEASED     PRODUCTION     PRODUCTION      TOTAL
                                    ----------  -------------  -------------  ----------

Net film cost balance at
  June 30, 2001                     $1,033,820  $           -  $  1,828,178   $2,861,998

Cost of acquiring film rights
  during the  Nine months ended
  March 31, 2002                       820,312        218,439      (270,529)     768,222

Production costs incurred during
  the  Nine months ended
  March 31, 2002                       306,197              -       130,128      436,325
                                    ----------  -------------  -------------  ----------

  Total film costs incurred by the
    Company during the Nine
    months ended March 31, 2002      1,126,509        218,439      (140,401)   1,204,547
                                    ----------  -------------  -------------  ----------

    Net film cost balance before
      amortization and write-offs    2,160,329        218,439     1,687,777    4,066,545

Less film cost amortization and
  write offs during the Nine
  months ended March   31, 2002      1,298,502              -       322,394    1,620,896
                                    ----------  -------------  -------------  ----------

    Net film cost balance at
      March    31, 2002             $  861,827  $     218,439  $  1,365,383   $2,445,649
                                    ==========  =============  =============  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS, CONTINUED

                                   ----------

     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and Nine months ended March 31, 2002 and 2001 with an analysis for the year ended June 30, 2001 added for reference:

5.   FILM  COSTS,  CONTINUED
     -----------------------

                                                          THREE MONTHS ENDED       NINE MONTHS ENDED      YEAR ENDED
                                                              MARCH 31,                 MARCH 31,           JUNE 30,
                                                          2002         2001         2002        2001          2001
                                                       ----------  ------------  ----------  -----------  ------------
RELEASED PROJECTS-AMORTIZATION
  Held for Ransom                                      $    1,096  $     14,053  $    2,194  $    75,866  $    193,162
  After Sex                                                   202        14,866         504       32,595       325,746
  Good Advice                                             718,016     1,191,791   1,018,016    3,910,526     3,918,564
  Speedway Junkie                                               -             -     101,152            -             -
  I'm Over Here Now                                             -                         -       40,861        83,594
  Badge                                                         -       312,269           -      312,269       312,269
  Narc                                                      3,469             -       3,469            -       314,852
  Ticker                                                --176,586   --- -------    -176,586   ----------   -- --------

    Totals                                                899,370     1,532,979   1,301,922    4,372,117     5,148,187
                                                       ----------  ------------  ----------  -----------  ------------

PROJECTS IN DEVELOPMENT, PRE- PRODUCTION - WRITE-OFFS

  Imagining Argentina                                           -             -           -      208,850       208,850
  Unholy Alliance                                              50             -          60      303,538       303,583
  High Calliber                                               178             -         178            -        36,582
  Going After Caciatto                                         61             -          61      153,252       153,252
  They Never Came Here                                          -             -           -        7,500         7,500
  Half Past Dead                                              767             -      19,852            -             -
  Life of Carmen Espisto                                        -             -       8,120            -             -
  Street Pirates                                          100,644             -     100,644            -             -
  Irishman                                                 14,326            --      14,326            -             -
  Concert of America                                       35,200             -      35,200            -             -
  Other projects                                          112,661       100,933     140,483      142,328         7,260
                                                       ----------  ------------  ----------  -----------  ------------
    Totals                                                262,881       100,933     318,973      815,468       717,027
                                                       ----------  ------------  ----------  -----------  ------------
Total all projects                                     $1,162,251  $  1,633,912  $1,621,895  $ 5,187,584  $  5,865,214
                                                       ==========  ============  ==========  ===========  ============

     The material films included in the above Net Film Costs at March 31, 2002 are:
                             Good  Advice                  30.2%
                             Ticker                         5.8%
                             Grizzly Wilderness Project    15.2%
                             Speedway Junkie                6.2%
                             Devil & Daniel Webster        10.5%
                             Badge                          6.9%

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS, CONTINUED

                                   ----------


6.   REVENUE
     -------

     Following is an analysis of revenues, by project, for the three and Nine months ended March 31, 2002 and 2001, with an analysis for the year ended June 30, 2001 added for reference:

                                    THREE MONTHS ENDED       NINE MONTHS ENDED   YEAR ENDED
                                         MARCH 31,              MARCH 31,         JUNE 30,
                                     2002        2001       2002        2001        2001
                                  ----------  ----------  ---------  ----------  -----------
FILM PRODUCTION

  Good Advice                     $        -  $1,500,000  $       -  $4,500,000  $ 4,500,000
  Speedway Junkie                                      -    250,000           -            -
  Badge                                    -     360,077          -     363,077      363,077
  Devil and Daniel Webster                 -           -    250,000           -            -
  Narc                                     -           -          -           -      572,767
                                  ----------  ----------  ---------  ----------  -----------

    Total film production                  -  $1,863,077    500,000   4,863,077    5,435,844
                                  ----------  ----------  ---------  ----------  -----------

PRODUCER FEES

  Good Advice                              -           -          -      50,000       50,000
  Speedway Junkie/DevelDanielWeb           -           -     60,000      98,283      475,534
  Badge                                    -           -          -     113,077      113,077
  Narc                                            16,667     16,000      99,084       99,084
  Try Seventeen                       60,000           -     60,000           -            -
  In God We Trust                      9,375           -     28,350           -            -
  Cutaway                                              -     70,000           -            -
                                  ----------  ----------  ---------  ----------  -----------

    Total producers fees              69,375      16,667    234,350     360,444      737,695
                                  ----------  ----------  ---------  ----------  -----------

      Total film revenue              69,375   1,879,944    734,350   5,224,521    6,173,539


OVERHEAD FEES                            400      62,944     23,929     229,445      267,209
                                  ----------  ----------  ---------  ----------  -----------

        Total revenue             $   69,775  $1,942,888  $ 758,279  $5,453,966  $ 6,440,748
                                  ==========  ==========  =========  ==========  ===========

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

The Company's gross profit (loss) for the nine-month period ending March 31, 2002 was $(1,414,384) as compared to $(362,028) for the same period ending March 31, 2001. The decrease in Gross Profit is directly related to the increase amortization of film costs.

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

Net cash used by operating activities for the nine months ended March 31, 2002 amounted to $1,409,017 which mainly consists of nine month net loss $1,404,634, increase in 1) films costs of $1,204,547, 2) interest income of $221,249,
3)account receivable of $172,101, 4) other assets of $80,285 offset by the amortization of film costs of $1,620,896 a decrease in account payable of $30,881 and other miscellaneous items of approximately $22,019.

Net cash provided by investing activities for the nine months ending March 31, 2002 amounted to $680,235 which mainly consisted of net proceeds from notes receivable of $449,749 plus a decrease in marketable securities of $241,905 as compared to net cash used of $15,126 in the same prior year period.

Financing activities provided net cash from sale of common stock of $7,500 plus $818,326 in proceeds from notes payable, reduced by repayments of notes and loans of $423,263


CAPITAL  EXPENDITURES  COMMITMENTS
----------------------------------

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

Item  5.   OTHER INFORMATION

     None

Item  6.   EXHIBITS  AND  REPORTS  ON  FORM 8-K:

     None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/  George Furla             Director,  Chief  Executive        August 7, 2002
-------------------------     Officer,  President  and  Chief
     George Furla             Accounting  Officer


/s/  Randell Emmett           Director                           August 7, 2002
-------------------------
     Randell Emmett


/s/  Peter Benz               Director                           August 7, 2002
-------------------------
     Peter Benz