Form 10KSB
period 2002-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-10-15
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)
[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended June 30, 2002 or

[ ]     Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to__________

                         Commission file number: 0-27063

                      Family Room Entertainment Corporation
                      -------------------------------------
                 (Name of small business issuer in its charter)

          New Mexico                                  85-0206160
          ----------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


1041 N. Formosa Ave. Mary Pickford Bldg., Ste. 101, Los Angeles, CA.    90046
           (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:   (323) 850-2800

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

The issuer had revenues of $816,142  for the fiscal year ended June 30, 2002.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2002 was approximately $ 7,837,405 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of June 30, 2002, 18,660,487 shares of the issuer's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format     Yes     No  X
                                                      --     --

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Business Development
----------------------------

     Family Room Entertainment Corporation (the "Company"(FMLY)), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb
Resources Corporation.   We are located in Los Angeles, California, and are
engaged in key aspects of motion picture entertainment, including production, production services, finance and distribution.

Restructuring Transaction

     Prior to February 3, 2000, we were engaged in copper mining and oil and gas exploration and marketable equity securities trading. Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the "Investors") acquired 88% of our common stock through a series of transactions as follows:

     The three individuals each acquired 666,666 shares (approximately 7.8% individually and 23.4% in the aggregate of our common stock from our most significant stockholder (the "Stockholder").

     We sold substantially all of our existing assets, including mineral interests, cash, marketable equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder's assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $338,000. As a result of this transaction, we discontinued all current operations in which the FMLY was engaged.

     We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

Asset Purchase

     Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the "Asset Purchase") in exchange for 12,407,000 post-split shares of our common stock. The interests in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

Name and Symbol Change

     Effective May 22, 2000, COBB Resources Corporation's name was changed to Family Room Entertainment Corporation, and its corresponding OTC:BB trading symbol "COBB" was changed to "FMLY".

Entertainment Motion Picture Industry Overview

     FMLY discontinued all activities in Mining, Oil and Gas as a result of the restructure and is now in the entertainment industry. FMLY develops, produces and performs production related services for the entertainment industry mainly through the following three wholly-owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (hereafter, "EFFP"), a California Corporation, is a Motion Picture Development, Production, and Production Related Service entity that primarily develops, produces and provides production related services for motion pictures intended for worldwide theatrical release (EFFP's subsidiary, Good Entertainment Service, Inc. ( formally Good Advice, Inc.) (hereafter, "GESI), is the signature company to the guilds and has produced a film "Good

Advice"; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to oversee and arrange world wide distribution of FMLYs entertainment projects and properties, and (3) E F F Entertainment, Inc. (formally Family Room Productions Corporation) (hereafter, "EFFI") , a California Corporation, is setup primarily to develop and produce action adventure and family oriented motion pictures for television and home video distribution as well as episodic television and internet programming. EFFI has two wholly owned subsidiaries, Family Room Entertainment Music Publishing Corporation (a/k/a FMLYMusic) and Emmett/Furla Films Music Publishing Company(a/k/a EmmettFurlaMusic), both California corporations, whose function is to oversee EFFI's EFFP's and their subsidiaries' music publishing (ancillary rights associated with the creation of original music for motion pictures). In addition FMLY has other subsidiaries, which are inactive including Family Room Entertainment Live, LLC and its subsidiary Spotlight, LLC which were formed to develop and produce Live Broadway type projects.

     The motion picture industry may be broadly divided into two major segments: production, which involves the development, financing and other activities associated with making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.

     Historically, the largest companies, the so-called "Majors" and "Mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past 15 years "Independents" or smaller film production and/or distribution companies, such as FMLY, have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill ever the increasing worldwide demand for filmed entertainment product.

     The Majors (and Mini-Majors) include: Vivendi-Universal Pictures (a division of Vivendi-Universal , Warner Bros. Pictures (a division of AOL-Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $100,000,000, and collectively provide a near continual source of motion pictures to film exhibitors.

     The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the "Mini-Majors." These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

     In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as FMLY, (hereafter, collectively the "Independents") which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Artisan Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

Motion Picture Production and Financing

     The production of a motion picture requires the financing of the direct costs and indirect overhead costs of development, production and production related services. Direct production and production related service costs include film studio rental, cinematography, post-production costs and the compensation of creative, services and other production personnel. Distribution costs (including costs of advertising and release prints) are not included in direct production costs.

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

     Independents generally avoid incurring substantial overhead costs by hiring creative, services and other production personnel, retaining only any essential elements, which will be required for pre-production, principal photography and post- production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international and/or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the delivery of the completed motion picture in the agreed upon format(s).

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

Financing the Major Motion Picture

     Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as FMLY, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s);
(3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition rights; (5) a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; (6) by having a third party investor fund a portion, usually from 10% to 50% of the production costs with a participation in the net profit of the motion picture, (6) and/or arrange for or with another Independent production facility to finance and produce the motion pictures. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which meet and/or exceed the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent's possible equity contribution.

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

     Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or actual retailers (e.g., Blockbuster) at $15.00 to $50.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs, are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

     Technological developments, including video server and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD , could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, FMLY's home video revenues.

Pay-Per-View.

     Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay-per-view operator and the cable operator.

Pay Cable.

     The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors for a particular period of time, often called a "window".

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

Foreign Markets

     In addition to their domestic distribution activities, some motion picture distributors generate revenue from the distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the world-wide demand for U.S. motion pictures, accented by the increase in the number of foreign television stations, the introduction of global direct broadcast satellite services, and increased home video and cable penetration world-wide.

Other Markets

     Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military; the licensing of rights to perform musical works and sound recordings embodied in a motion picture, and the licensing of rights to manufacture and distribute merchandise, clothing and similar commercial articles derived from characters or other elements of a particular motion picture.

New Technologies

     New means of delivery of entertainment product are constantly being developed and offered to the consumer, including the internet. The impact of emerging technologies such as direct broadcast satellites and the internet, on FMLY's operations cannot be determined at this time. However, as a holder of entertainment copyrights, the FMLY monitors these new media possibilities. Non-Theatrical Exhibition.

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

FMLY Motion Picture Acquisitions

     In addition to its own production and production service activities, FMLY continually seeks to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute and provide related services in connection with in existing and emerging delivery systems. To be successful, FMLY must locate and track the development and production of numerous independent feature films.

Types of Motion Pictures Acquired.

     FMLY generally seeks to produce, provide production services in connection with, or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The FMLY has been very selective in acquiring higher budgeted films (over $3,000,000) because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. FMLY acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, FMLY attempts to acquire rights to motion pictures with a recognizable marquis "name" personalities with public recognition, thereby enhancing promotion of the motion pictures in the home video and/or international markets. FMLY believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

Methods of Acquisition.

     FMLY typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the FMLY acquires distribution rights following completion of most or all of the production and post-production process. These films are generally acquired after management of the FMLY has viewed the film to evaluate its commercial viability.

     The "pre-buy" basis refers to films in which FMLY acquires distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer(s), the quality and commercial value of the screenplay, the

"package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, FMLY may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, FMLY's obligation to accept delivery and make payment is conditioned upon receipt of a finished film conforming to the script reviewed by FMLY and other specifications considered important by the FMLY.

Acquisition Process.

     If FMLY locates a motion picture project which it believes satisfies its criteria, FMLY may pay an advance against a share or participation in the revenue actually received by FMLY from the exploitation of a film in each licensed media (hereafter an, "Advance") or a guarantee a minimum payment based on projected revenues actually to be received by FMLY from the exploitation of a film in each licensed media (hereafter, a "Minimum Guarantee"), all of which are conditioned upon delivery of a completed film which meets or exceeds certain technical standards which are pre-determined in the distribution agreement with FMLY. The minimum guarantee is generally paid prior to the film's release. Typically, FMLY will have the right to recoup the Advance or Minimum Guarantee and certain other amounts from the distribution revenues realized by the FMLY prior to paying any additional revenue participation to the production company.

FMLY Feature Film Production

     FMLY's feature film division, Emmett/Furla Films Productions Corporation, develops and produces low to medium budget films. FMLY's low to medium budget films to date have had production budgets ranging from less than $1 million to $10 million, although FMLY, from time to time, may produce and release films having higher or much higher budgets. FMLY's low-budget films are primarily targeted for direct distribution to the television and home video markets and its medium-budget films are generally targeted for initial theatrical release.

     FMLY generally retains distribution rights through Emmett/Furla Films Distribution, LLC. FMLY's films generally are distributed by third party licensees domestically and by third party sales agents for internationally. In unique circumstances, FMLY undertakes limited domestic distribution or co-distribution activities.


     FMLY's feature film strategy generally is to develop, perform production services, and/or produce feature films when the production budgets for the films are expected to be entirely or substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with "gap" financing. To further limit FMLY's financing risk or to obtain production loans, FMLY often purchases completion bonds to guarantee the completion of production and delivery of pre-determined, technically acceptable film and/or video elements.



The following films were either in production, completed, and/or released or delivered by FMLY to certain distributors in 2000, 2001, and 2002 and/or scheduled  for  release  in  FMLY's  fiscal  2002  or  2003

PICTURE                     INITIAL MEDIA   DELIVERY/RELEASE     PRINCIPAL TALENT
                                                  DATE
==========================  =============  ==================  ==================
Speedway Junky              Theatrical     September 2001      Jesse Bradford,
                                                               Jordan Brower,
                                                               Jonathan Taylor
                                                               Thomas, Tiffani
                                                               Amber Theissen,
                                                               Warren G, Daryl
                                                               Hannah
--------------------------  -------------  ------------------  ------------------
Held For Ransom             Video/Cable    August 2000         Dennis Hopper,
                                           (foreign and        Zachery Ty Bryan,
                                           domestic)           Kam Heskin, Jordan
                                                               Brower Randy
                                                               Spelling, Tsianina
                                                               Joelson, Morgan
                                                               Fairchild
--------------------------  -------------  ------------------  ------------------
After Sex                   Video/Cable    August 2000         Brooke Shields,
                                           (foreign and        Virginia Madsen,
                                           domestic)           D.B. Sweeney, Dan
                                                               Cortese, Maria
                                                               Pitillo, Johnathon
                                                               Schaech
--------------------------  -------------  ------------------  ------------------
I'm Over Here Now           Pay-per-View/  March 2000          Andrew "Dice" Clay
(produced                   Video
in conjunction with
an Independent Production
company)
--------------------------  -------------  ------------------  ------------------



Good Advice                 Video/Cable    March 2001          Charlie Sheen,
                                           delivery date.      Angie Harmon,
                                           December 2001       Denise Richards,
                                           release date.       Rosanna Arquette,
                                           (Domestic)          & Jon Lovitz
--------------------------  -------------  ------------------  ------------------
Ticker                      Video/Cable    March 2001          Tom Sizemore,
(produced                                  delivery date.      Steven Seagal,
in conjunction with                        December 2001       Jamie Pressly, &
an Independent Production                  (Domestic release)  Dennis Hopper
company)
--------------------------  -------------  ------------------  ------------------
The Badge                   Video/Cable    December 2001       Billy Bob Thornton,
(f/k/a Behind the                          Delivery date.      Patricia Arquette, &
Sun)                                       September 2002      Seal Ward
(produced                                  (Domestic release)
in conjunction with
an Independent Production
company)
--------------------------  -------------  ------------------  ------------------
Run for the Money           Video/Cable    December 2001       Christian Slater, Val
(a/k/a In God We                           (Delivery date)     Kilmer, Daryl


Trust)                                     February 2002       Hannah, Bokeem
(produced                                  (Domestic Release)  Woodbine, & Vern
in conjunction with                                            Troyer
an Independent Production
company)
--------------------------  -------------  ------------------  ------------------
Half Past Dead              Theatrical     June 2002           Steven Seagal, Morris
(produced                                  (Delivery date)     Chestnut, Ja Rule
in conjunction with                        Scheduled for
an Independent Production                  release November
company)                                   2002
--------------------------  -------------  ------------------  ------------------
Narc                        Theatrical     October 2001        Ray Liotta, Jason
(produced                                  (Delivery date)     Patric, Busta
in conjunction with                        Scheduled for       Rhymes
an Independent Production                  release December
company)                                   2002
--------------------------  -------------  ------------------  ------------------
The Devil and               Theatrical     November 2002       Alec Baldwin, Anthony
Daniel Webster                             (Delivery date.)    Hopkins, Jennifer
(produced                                                      Love Hewitt
in conjunction with
an Independent Production
company)
--------------------------  -------------  ------------------  ------------------
Try Seventeen               Theatrical     September 2002      Elijah Wood, Franka
(produced                                  (Delivery date)     Potente, Mandy
in conjunction with                                            Moore
an Independent Production
company)
--------------------------  -------------  ------------------  ------------------
Shottas                     Theatrical     March 2003          Ky-Mani Marley,
                                           (Delivery date)     Spragga Benz, Wyclef
                                                               Jean, Paul Campbell,
                                                               Louie Rankin
--------------------------  -------------  ------------------  ------------------
Out for a Kill              Theatrical     March 2003          Steven Seagal
(produced                                  (Delivery date)
in conjunction with
an Independent Production
company
==========================  =============  ==================  ==================

     There is no assurance that any motion picture, which has not yet been released, will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. FMLY has various additional potential feature films under development. There is no assurance that any project under development will be produced or that if produced, that it will be released or successful.

Employees

     As of June 30, 2002, FMLY had 6 full-time employees, of whom 4 were engaged in development, production and distribution of theatrical based motion
pictures.   None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

Company Outlook

On September 6, 2002, FMLY's Emmett Furla Films Productions Corp. sold its equity position in the motion picture project "The Devil and Daniel Webster to Miracle Entertainment for a net profit of approximately $92,000.

On October 3, 2002, FMLY"s E F F Independent Inc. in conjunction with a third party independent production company commenced photography on "Out for a Kill" starring Steven Seagal.


ITEM 2.     PROPERTIES

     FMLY leases approximately 1785 square feet of office space at The Lot, 1041 North Formosa Avenue, Mary Pickford Building, Suite 101, Los Angeles, California. The lease is month to month with approximate monthly payment of $ 5,180.

ITEM 3.     LEGAL PROCEEDINGS

     FMLY is not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the FMLY has been threatened

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Shareholders at the annual meeting voted and approved the following items on December 5, 2001:

-    The election of three directors.
- To approve and adopt an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock.
- To approve an amendment to the Certificate of Incorporation in order to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each five outstanding shares of Common Stock
- To approve the appointment of Ham, Langston & Brezina, L.L.P. as auditors for Family Room Entertainment Corporation.

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

                           HIGH   LOW
                           BID    BID
                          -----  -----
Fiscal 2000
-----------
September 30, 1999        $0.17  $0.10
December 31, 1999         $0.12  $0.10
March 31, 2000            $0.12  $0.18
June 30, 2000             $1.50  $1.50 (reflects ten to one reverse split)

Fiscal 2001
-----------
September 30, 2000        $2.25  $1.12
December 31, 2000         $3.12  $1.37
March 31, 2001            $1.87  $0.43
June 30, 2001             $1.57  $0.60

Fiscal 2002
-----------
September 30, 2001        $1.05  $0.45
December 31, 2001         $0.75  $0.30
March 31, 2002            $0.56  $0.25
June 30, 2002             $0.51  $0.25

To date, the FMLY has not declared or paid dividends on its common stock.

     As of June 30, 2002, there were approximately 1115 shareholders of record of the FMLY's Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

None

Transfer Agent and Registrar
----------------------------

     FMLY's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation
-----------------

The short-term objectives of the FMLY are the following:

     1. To provide production related services in connection with and to produce genre specific moderate cost movies in the $5 to $25+ million range

The Company's long-term objectives are as follows

     1. To build a library of film rights and assets from which FMLY can earn revenue from.
     2. To continue to produce films and provide production services in connection with motion pictures containing high profile talent.

     3.   To produce films with Major and/or Mini-major studios.

     Additionally, through Emmett Furla Films Productions Corp., Family Room Entertainment Corporation's business plan emphasized the expansion of film project development along with acquisitions and the commencement of new
productions for the fiscal year 2002.   Recent developments include the
following:

- Wednesday, May 29th, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is announced that it will be producing two pictures with action-star Steven Seagal. The announcement of Emmett/Furla Films latest two pictures came in conjunction with an announcement by Steven Seagal regarding his new production/distribution entity. On May 20, 2002, "Daily Variety" reported, "Actor-producer Steven Segal has launched a production and sales company, Luminosity Media. He will produce and star in its first two projects in conjunction with Millennium/Nu Image. The pictures are "Belly of the Beast" and "Out for a Kill." Budgeted at $20 Million each, they will be produced with Emmett/Furla Films." "Belly of the Beast" and "Out for a Kill" will be produced by Steven Seagal as well as Emmett/Furla Films' Randall Emmett and George Furla. Phillip Goldfine will serve as Co-executive producer on both pictures. Danny Lerner will also serve as a producer on "Out for a Kill." Millennium's Danny Dimbort, Avi Lerner and Trevor Short will serve as executive producers on both pictures as well. "Out for a Kill," an action picture set within the backdrop of the drug wars, is written by Sam Hayes and Dennis Dimster. Michael Oblowitz is set to direct this picture. Principal photography is set to begin on "Out for a Kill" in Eastern Europe in the fall of 2002.
- April 23rd, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corp., a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ
     OTC: BB Symbol: FMLY) is announced that Viacom Inc.'s (NYSE: VIA) Paramount Pictures, in conjunction with Lions Gate Entertainment Corp. (AMEX: LGF), has acquired domestic distribution rights to the critically acclaimed motion picture, "NARC". "NARC" stars Ray Liotta and Jason Patric as well as Busta Rhymes. Paramount Pictures also announced that Tom Cruise (star of Steve Spielberg's "Minority Report") and Paula Wagner (producer of the "Mission Impossible" films), under their Cruise/Wagner banner, will now serve as Executive Producers on the Picture. In a release from Paramount Pictures yesterday, Paul Wagner is quoted as saying, "Tom and I are proud to be associated with a film of this caliber and look forward to supporting and helping "Narc" receive the attention and recognition it deserves." In addition to Cruise and Wagner, Emmett/Furla Films' Randall Emmett and George Furla as well as David Glasser of Splendid Picture's and Adam Stone executive produced the Picture. The police thriller was written and directed by Joe Carnahan ("Blood, Guts, Bullets and Octane") and produced by Diane Nabitoff (producer of "Very Bad Things" and "Operation Dumbo Drop"), Ray Liotta, Michelle Grace and Jules Nasso. Emmett/Furla Films Productions Corporation provided financing services on the Picture. Paramount Pictures, who according to Daily Variety (April 18, 2002), will handle the domestic marketing and distribution of "NARC", has slated the Picture for a fourth quarter 2002 release. Paramount Pictures, in a deal with financier and international distributor Splendid Pictures, has also picked up distribution rights to three international territories.
- April 03, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corp., a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ
     OTC: BB Symbol: FMLY) announced they have recently acquired a fifty percent ownership in the motion picture "Speedway Junky". "Speedway Junky", which was given a limited theatrical release this past fall by Regent Entertainment, starred Jesse Bradford ("Clockstoppers") Jordan Brower ("Texas Rangers"), Jonathan Taylor Thomas (TV's "Home Improvement"), Tiffani Amber Theissen (Woody Allen's "Hollywood Ending"), Warren G and Daryl Hannah (TV's "Run for the Money"). Nickolas Perry wrote and directed the picture. Emmett/Furla Films' Randall Emmett and George Furla produced the Picture along side Rodney Omanoff and Jeff Rice. Gus Van Sant (director of "Finding Forrester") Executive Produced the Picture. Rafi Stephan co-produced the picture.
- April 2, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corp., a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ
     OTC: BB Symbol: FMLY) is announced they have acquired the exclusive option to acquire all rights a new high concept action screenplay, "Exchange of Power" by Kim Delgado. Randall Emmett and George Furla of Emmett/Furla Films will produce with Larry Abramson of Incognito Entertainment. Barry Perelman will executive produce. The screenplay, which is based on actual events, is a fasted paced smart thriller in the vein of "Traffic". "Exchange of Power" is the story of a renegade DEA agent who must avoid being double-crossed while trying to bring down the latest in a string of well-connected and violent cartels. The screenplay is currently out to actors.


     FMLY has financed operations through the sale of common stock and through financing from financial institutions. In the near term, it is anticipated that FMLY film financing will be entirely through outside sources to sustain our operations. For the fiscal year 2001, FMLY obtained approximating $600,000 in the aggregate in debt financing from outside funding. Of this, $250,000 of debt has been retired.

     FMLY'S capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

RESULTS OF OPERATIONS
---------------------

Year Ended June 30, 2002 Compared to Year Ended June 30, 2001
-------------------------------------------------------------

      During the year ended June 30, 2002 FMLY generated revenue of $816,142 as compared to $6,440,748 for the year ended June 30, 2001. The significant decrease in our fiscal year 2002 revenues was mainly a direct result of not having the single major film project (Good Advice)with the revenues of $4,500,000 that was received in fiscal 2001. FMLY did not engage in any large film project during fiscal 2002 as it mainly engaged in development of multiple projects that would , in the long-term, give FMLY a steady flow film or production fee revenues. $500,000 of FMLY's film revenue in 2002 was derived from producer film projects in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets.The remaining fiscal 2002 revenue was generated from producer fees of $289,350 and production and rechargeable overhead fees of $26,792.

     FMLYs operating costs for the year ended June 30, 2002 were $2,742,877 as compared to $5,516,565 for the year ended June 30, 2001. FMLY's operating costs consist solely of film cost amortization and write offs. Film cost amortization and write-offs in fiscal 2002 were mostly from amortized film costs of released films of $ 1,881,508 and the write off of certain in-production, development or pre-production projects that we believed were of no future value of $861,369 as compared to amortized films costs of released films of $ 5,148,187 and write off of certain development or pre-production projects we believed had no furthur value of $ 717,737 for fiscal 2001.

     FMLY'S gross profit (loss) for fiscal year 2002 was ($1,926,735) as compared to gross profit of $924,183 for fiscal year 2001. The decrease in our gross profit was a direct result of reduction in film revenues and fees and write off of certain development and pre-production projects.

     FMLY's selling, general administrative expenses for fiscal year 2002 was $ 1,809,538 as compared to $646,535 for fiscal 2001. Our costs for fiscal 2002 consisted primarily of salaries and benefits of $302,681, rent and occupancy costs of $81,024, general advertising and promotion costs of $97,283, a one time charge (cost) for stock option expense of $ 376,695, entertainment and travel of $26,641, loss on sale of marketable securities of $ 679,136 communications costs of $68,819, messenger and fright costs of $13,294, and other general and administrative costs of $ 131,188, as compared to costs for fiscal 2001 consisting of salaries and benefits of $266,84, rent and occupancy cost of $77,041, general advertising and promotion of $144,887, entertainment and travel of $35,407, communications costs of $75,358, messenger and fright costs of $13,082, a reversal of the provision for doubtful accounts of $180,000, and other general and administrative costs of $ 213,876.

     LIQUIDITY AND CAPITAL RESOURCES:
     -------------------------------

     Net cash used in operating activities in fiscal 2002 amounted to $1,955,080 as compared to $50,752 for fiscal 2001. The use of cash for fiscal year 2002 is mainly attributable to a net loss of $4,218,018 plus film costs of $1,682,797 offset by stock options of $ 535,160, film amortization write offs of $2,742,877, loss on marketable equity securities of $679,136 plus miscellaneous amounting to $ 11,438.

     Net cash provided in investing activities for fiscal year 2002 amounted to $932,925 as compared to net cash used in investing of $473,155 in fiscal year 2001 for a net change of $1,406,080. This difference is attributable to proceeds of sale of marketable equity securities of $275,039 and collections of notes receivable of $675,000, and our investment in notes receivable was $450,000 in 2001.

     Financing activities provided net cash of $717,384 in fiscal 2002 compared with $34,237 in fiscal year 2001. The increase in fiscal 2002 was attributable mainly to process from notes and revolving lines of credit and sale of common stock.

     There is no expected or planned sale of significant equipment by the company. FMLY's work force is expected to remain at the same level over the next twelve months.

ITEM 7.     FINANCIAL STATEMENTS
                                                           Page
                                                           ----
INDEX TO AUDITED FINANCIAL STATEMENTS

Report of Independent Accountants                           F-3

Audited Financial Statements

  Consolidated Balance Sheet as of June 30, 2002
    and 2001                                                F-4

  Consolidated Statement of Operations for the
    years ended June 30, 2002 and 2001                      F-5

  Consolidated Statement of Stockholders' Equity
    for the years ended June 30, 2002 and 2001              F-6

  Consolidated Statement of Cash Flows for the
    years ended June 30, 2002 and 2001                      F-7

Notes to Consolidated Financial Statements                  F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

     The following table sets forth the directors and executive officers of the FMLY

Name            Age    Executive Position Held
--------------  ---  ----------------------------

George Furla     42  Co-Chairman, Chief Executive
                     Officer and President
Randall Emmett   31  Co-Chairman, Chief Operating
                     Officer and Secretary

Peter Benz *     42  Treasurer

*Mr. Benz resigned as a Director and Officer of FMLY as of September 16, 2002


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

George Furla - Co-Chairman Mr. Furla has over 18 years of business experience in
--------------------------
entertainment and financial services. He began his business career with Cantor Fitzgerald where he was a trader in the equity securities area. After spending several years with Cantor Fitzgerald, George then worked for Jones and Associates for 3 years in a similar capacity. In 1988, Mr. Furla left Jones and Associates to run a hedge fund, which he established. Mr. Furla entered the film business in 1995, financing several productions. George jointly formed the current production company in 1998 and is principally responsible for financing arrangements, distribution and has joint responsibility for concept development. Mr. Furla is a 1982 graduate of the University of Southern California with a degree in business administration.

Peter T. Benz - Treasurer     Mr. Benz has over 15 years experience in the areas
-------------------------
of investment banking and advisory services.   Mr. Benz is the founding
principal and President of Bi Coastal Consulting, a company founded in 1986 to work with small growth companies in the areas of financing, mergers/acquisition, funding strategy and general corporate development. Prior to founding Bi Coastal Consulting, Mr. Benz worked at Gilford Securities where he was responsible for Private Placements and Investment Banking activities. Mr. Benz has also founded three public companies and has served as a Director of four other public companies. Mr. Benz is a graduate of Notre Dame University. Mr. Benz resigned as a Director and Officer of FMLY as of September 16, 2002

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the FMLY's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of FMLY. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish FMLY with copies of all Section 16(a) forms they file.

     To the best of FMLY's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2002, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

                                                                                 Long Term Compensation
                                    Annual Compensation                          Awards
Payouts
                       ---------------------------------------  ------------------------------------------------
(a)                     (b)        (c)       (d)       (e)          (f)        (g) (3)       (h)         (I)
Name                                                Other(2)                 Securities                  All
And                                                 Annual      Restricted   Underlying                 Other
Principal                                           Compen         Stock      Options/       LTIP       Compen
Position                Year   Salary (1)   Bonus   sation($)    Award($)      Sar (#)    Payouts($)  sation ($)
President/CEO            2002  $         0       0           0            0           0            0           0
Secretary, Treasurer     2002            0       0           0            0           0            0           0
Director                 2002            0       0           0            0           0            0           0
Key Personnel:           2002            0       0           0            0           0            0           0
Total:                         $         0       0           0            0           0            0           0
Directors as a
Group                          $         0       0           0            0           0            0           0

     (1)  There are no existing employment agreements between the officers and FMLY.
     (2)  Executive Officers are not collecting any salary at this time. However, during the year their options were repriced resulting in compensation expense of $168,000.

Options/Share  Grants  in  Last  Fiscal  Year
---------------------------------------------

                                  Number of     % of Total
                                  Securities   Options/SARS
                                  Underlying    Granted to
                                 Options/SARS  Employees in    Exercise or Base
Name                               Granted      Fiscal Year      Price ($/Sh)     Expiration Date
-------------------------------  ------------  -------------  ------------------  ---------------
George Furla, Co -CEO                 300,000          18.4%  $             0.50         12/15/10
Randall Emmett, Co-CEO                300,000          18.4%                0.50         12/15/10
Peter Benz, Secretary, Treasurer      300,000          18.4%                0.50         12/15/10


Aggregated  Option/Sar  Exercises
---------------------------------

None exercised

ITEM 11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2002 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of                         Number of Shares
Beneficial Owner                         Beneficially Owned (1)  Percentage
---------------------------------------  ----------------------  -----------
George Furla
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                                5,169,334       27.71%

Randall Emmett
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                                3,868,999      20.73 %

Peter Benz
543 Virginia Avenue
San Mateo, CA.  94402                                 2,318,999      12.42 %

     Total                                           11,357,332      60.86 %
---------------------------------------  ----------------------  -----------

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     As at June 30, 2000, George Furla has loaned FMLY under a Convertible Note Payable amounting to $350,000 (see Note 8 of Notes to Financial Statements). Subsequently to June 30, 2000George Furla has loaned the FMLY approximately an additional $ 850,000 under a Convertible Notes Payable.

     As of June 30, 2001, George Furla's loan to FMLY had an outstanding balance of $98,263. This note was amended to be non convertible. (see Note 8 of Notes to Financial Statements)

     As of June 30, 2002, George Furla's loan to FMLY under a Note Payable had a outstanding balance of $357,168. Subsequently to June 30, 2002, George Furla has loaned FMLY approximately an additional $ 28,600. Additionally, subsequent to June 30, 2002, FMLY made a repayment of $33,000.

     As of June 30, 2002, Peter Benz loaned FMLY $17,000 under a Note Payable. Subsequent to June 30, 2002, this loan was repaid in full.

     As of June 30, 2002, Randall Emmett Loaned FMLY $50,000 under a Note Payable. Additionally, Randall Emmett, subsequent to June 30, 2002, has loaned FMLY approximately $2,000. As of June 30, 2002, approximately $ 12,000 has been repaid.

     During the fiscal year ending June 30, 2002, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY's affiliation with third party film producers that began during fiscal 2002. FMLY paid George Furla $15,500 and Randall Emmett $17,250.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


Form 8-K filed September 18, 2002

     Item  6.  Resignations  of  Registrant's  Directors

     Peter Benz has resigned as Director of the Family Room Entertainment Corporation Board of Directors effective September 16, 2002 for personal reasons. Mr. Benz has also resigned as Secretary and Treasurer of the Registrant effective September 16, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Family  Room  Entertainment  Inc.
                    By:  /s/ George Furla
                         ---------------
                         George Furla
                         Director, Chief Executive Officer,
                         President  and  Chief Accounting Officer

                              Date  October 15, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  George Furla      Director, Chief Executive Officer,       October 15, 2002
     -------------     President and Chief Accounting Officer
     George Furla

/s/  Randall Emmett     Director, Chief Operating Officer       October 15, 2002
  ------------------    Assistant Secretary
     Randall Emmett

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------


                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                      PAGE(S)
                                                                      -------
Report of Independent Accountants                                       F-3

Audited Financial Statements

  Consolidated Balance Sheet as of June 30, 2002
    and 2001                                                            F-4

  Consolidated Statement of Operations for the
    years ended June 30, 2002 and 2001                                  F-5

  Consolidated Statement of Stockholders' Equity
    for the years ended June 30, 2002 and 2001                          F-6

  Consolidated Statement of Cash Flows for the
    years ended June 30, 2002 and 2001                                  F-7

Notes to Consolidated Financial Statements                              F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Stockholders and Board of Directors
Family Room Entertainment Corporation:


We have audited the accompanying balance sheets of Family Room Entertainment Corporation (the "Company") as of June 30, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
September 10, 2002

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                            CONSOLIDATED BALANCE SHEETS
                              JUNE 30, 2002 AND 2001

                                    -----------

     ASSETS                                                2002           2001
     ------                                            -------------  ------------
Cash and cash equivalents                              $     27,822   $   332,593
Marketable equity securities                                      -       954,175
Accounts receivable, net                                    131,239       152,552
Notes receivable                                                  -       478,500
Film costs, net                                           1,801,918     2,861,998
Property and equipment, net                                  51,476        58,938
Prepaid expenses and other                                    8,836        51,881
                                                       -------------  ------------

      Total assets                                     $  2,021,291   $ 4,890,637
                                                       =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                          $  1,075,647   $   423,263
Accounts payable and accrued liabilities                    160,253       117,625
Income tax payable                                                -         6,500
                                                       -------------  ------------

    Total liabilities                                     1,235,900       547,388
                                                       -------------  ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value;
    5,000,000 shares authorized; no shares issued
    and outstanding                                               -             -
  Common stock; $.01 par value; 25,000,000 shares
    authorized; 18,660,487 and 18,245,487 shares
    issued and outstanding at June 30, 2002 and 2001,
    respectively                                          1,866,049     1,824,549
  Additional paid in capital                              9,777,165     9,157,172
  Deferred compensation                                     (37,333)      (52,000)
  Subscription receivable                                   (16,000)            -
  Accumulated deficit                                   (10,804,490)   (6,586,472)
                                                       -------------  ------------

    Total stockholders' equity                              785,391     4,343,249
                                                       -------------  ------------

      Total liabilities and stockholders' equity       $  2,021,291   $ 4,890,637
                                                       =============  ============



                   The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                    -----------


                                                       2002          2001
                                                   ------------  ------------
Revenue:
  Film revenue                                     $   816,142   $ 6,203,539
  Overhead fees                                              -       237,209
                                                   ------------  ------------

    Total revenue                                      816,142     6,440,748

Operating cost - amortization of film costs          2,742,877     5,516,565
                                                   ------------  ------------

      Gross margin                                  (1,926,735)      924,183

Selling, general and administrative                  1,776,771       646,535
                                                   ------------  ------------

      Income (loss) from operations                 (3,703,506)      277,648
                                                   ------------  ------------

Other income (expenses):
  Interest income                                      218,124        58,768
  Interest expense                                     (60,000)     (265,568)
  Loss on marketable equity securities                (679,136)            -
                                                   ------------  ------------

    Total other income (expenses), net                (521,012)     (206,800)
                                                   ------------  ------------

    Income (loss) before benefit (provision) for
      income taxes                                  (4,224,518)       70,848

Benefit (provision) for income taxes                     6,500        (6,500)
                                                   ------------  ------------

      Net income (loss)                            $(4,218,018)  $    64,348
                                                   ============  ============

Weighted average number of common shares
  outstanding:
  Basic                                             18,638,884    18,245,487
                                                   ============  ============

  Fully diluted                                     18,638,884    18,741,112
                                                   ============  ============

Net income (loss) per common share-basic and
  fully diluted                                    $     (0.23)  $      0.00
                                                   ============  ============



                   The accompanying notes are an integral part of these consolidated financial statements.
                                      F-5

                                             FAMILY  ROOM  ENTERTAINMENT  CORPORATION
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                            -----------


                                      COMMON STOCK        ADDITIONAL
                                 ----------------------    PAID-IN        DEFERRED      SUBSCRIPTION    ACCUMULATED
                                   SHARES      AMOUNT      CAPITAL      COMPENSATION     RECEIVABLE       DEFICIT        TOTAL
                                 ----------  ----------  ------------  --------------  --------------  -------------  ------------
Balance at June 30, 2000         18,245,487  $1,824,549  $ 9,197,770   $           -   $           -   $ (6,650,820)  $ 4,371,499

Cancellation of conversion
  feature attached to conver-
  tible debt                              -           -     (126,848)              -               -              -      (126,848)

Issuance of compensatory stock
  options                                 -           -       86,250         (52,000)              -              -        34,250

Net income                                -           -            -               -               -         64,348        64,348
                                 ----------  ----------  ------------  --------------  --------------  -------------  ------------

Balance at June 30, 2001         18,245,487   1,824,549    9,157,172         (52,000)              -     (6,586,472)    4,343,249

Common stock issued for cash        157,080      15,708       57,792               -         (16,000)             -        57,500

Exercise of stock options            15,000       1,500        6,000               -               -              -         7,500

Repricing of compensatory stock
  options                                 -           -      406,828          14,667               -              -       421,495

Common stock issued for legal
  Services                          242,920      24,292       89,373               -               -              -       113,665

Value of conversion feature
  associated with convertible
  debt                                    -           -       60,000               -               -              -        60,000

Net loss                                  -           -            -               -               -     (4,218,018)   (4,218,018)
                                 ----------  ----------  ------------  --------------  --------------  -------------  ------------

Balance at June 30, 2002         18,660,487  $1,866,049  $ 9,777,165   $     (37,333)  $     (16,000)  $(10,804,490)  $   785,391
                                 ==========  ==========  ============  ==============  ==============  =============  ============


                   The accompanying notes are an integral part of these consolidated financial statements.
                                      F-6

                        FAMILY  ROOM  ENTERTAINMENT  CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                      -----------


                                                                 2002          2001
                                                             ------------  ------------
Cash flows from operating activities:
  Net income (loss)                                          $(4,218,018)  $    64,348
  Adjustment to reconcile net loss to net cash used
    by operating activities:
    Compensatory stock options and stock issuances               535,160        34,250
    Film cost amortization and write-offs                      2,742,877     5,516,565
    Depreciation                                                   7,563         6,374
    Software amortization                                         17,013        12,229
    Provision for doubtful accounts                                    -      (180,000)
    Amortization of debt costs                                    60,000       107,500
    Accretion of discount                                       (196,500)      (28,500)
    Loss on marketable equity securities                         679,136             -
    Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  21,313      (434,955)
      Decrease (increase) in prepaid expenses and other
        assets                                                    43,045       (51,881)
      Additions to film costs                                 (1,682,797)   (3,391,175)
      Increase (decrease) in accounts payable and
        accrued liabilities                                       42,628    (2,192,007)
      Increase (decrease) in income taxes payable                 (6,500)        6,500
                                                             ------------  ------------

          Net cash used by operating activities               (1,955,080)     (530,752)
                                                             ------------  ------------

Cash flows from investing activities:
  Proceeds from sale of marketable equity securities             275,039             -
  Collection of notes receivable                                 675,000             -
  Investment in notes receivable                                       -      (450,000)
  Purchase of property and equipment                             (17,114)      (23,155)
                                                             ------------  ------------

          Net cash provided (used) by investing activities       932,925      (473,155)
                                                             ------------  ------------

Cash flows from financing activities:
  Proceeds from notes payable and revolving line of
    credit                                                     1,092,362     3,567,000
  Proceeds from sale of common stock                              65,000             -
  Payments on note payable and revolving line of credit         (439,978)   (3,601,737)
                                                             ------------  ------------

          Net cash provided (used) by financing
            activities                                           717,384       (34,237)
                                                             ------------  ------------

Decrease in cash and cash equivalents                           (304,771)   (1,038,144)

Cash and cash equivalents at beginning of period                 332,593     1,370,737
                                                             ------------  ------------

Cash and cash equivalents at end of period                   $    27,822   $   332,593
                                                             ============  ============


                   The accompanying notes are an integral part of these consolidated financial statements
                                      F-7

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 --------------


1.   THE  COMPANY
     ------------

     Family Room Entertainment Corporation (the "Company"), a New Mexico corporation, is a motion picture company involved in the creative development, production, distribution, licensing and financing of motion pictures and the internet content that supports those motion pictures. The Company's distribution markets include primarily the United States and Canadian markets, but extend to other markets worldwide. The significant business activities of the Company constitute one business segment, filmed entertainment.


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

     UNCLASSIFIED  CONSOLIDATED  BALANCE  SHEET
     ------------------------------------------

     In accordance with the provisions of Statement of Position 00-2 ("SOP 00-2"), the Company presents an unclassified consolidated balance sheet because the Company has an operating cycle of approximately three years.

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

     REVENUE  RECOGNITION
     --------------------

     Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

     -    The Company has a valid sale or licensing agreement in place.
     - The motion picture is complete and in accordance with the agreement with the customer.
     -    The motion picture has been delivered or is deliverable.
     -    The license period has begun.
     - The revenue is fixed or determinable and collection is reasonably assured.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     INTEREST
     --------

     Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

     NET  LOSS  PER  COMMON  SHARE
     -----------------------------

     Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2002 or 2001 because the effect would be anti-dilutive.

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

     COMPREHENSIVE  INCOME
     ---------------------

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2002 and 2001, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

     RECLASSIFICATIONS
     -----------------

     Certain amounts included in the financial statements for 2001 have been reclassified to conform to 2002 financial statement presentation.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------

     CONCENTRATION  OF  CREDIT  RISK
     -------------------------------

     Cash, accounts receivable and notes receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management's assessment of the bank's financial stability. Balances often exceed the $100,000 federal depository insurance limit; however, the Company has experienced no losses on deposits.

     Accounts receivable arise primarily from transactions with customers in California. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is not required for credit granted. Notes receivable at June 30, 2001 arose from transactions with a single customer. The Company required collateral, in the form of security interests in various film projects, for credit granted.

     RECENTLY  ISSUED  PRONOUNCEMENTS
     --------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company's results of operation or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company's results of operation or financial position.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


3.   MARKETABLE  EQUITY  SECURITIES
     ------------------------------

     Marketable equity securities at June 30, 2001 consisted of the common stock of Miracle Entertainment, Inc. ("Miracle"), a Canadian company. The Company received these shares in payment of accounts receivable for overhead fees and reimbursement of operating development costs. Miracle trades on the over-the-counter market and is an extremely volatile security that generally responds negatively when large positions are sold. Accordingly, during 2001 Miracle issued the Company additional shares when its stock price declined and the decline was not expected to be temporary. The Company's marketable equity securities are considered available-for-sale at June 30, 2001. During the year ended June 30, 2002, Miracle and the Company continued to engage in various business transactions although the financial position of Miracle declined. During 2002 management changes at Miracle caused the Company's business relationship with Miracle to change dramatically. Miracle no longer offered the Company additional shares when the share value declined and market value changes in Miracle's stock resulted in the Company recognizing losses of $679,136 on marketable equity securities in 2002.


4.   ACCOUNTS  RECEIVABLE
     --------------------

     Accounts  receivable  at June 30, 2002 and 2001 consisted of the following:


                                                       2002      2001
                                                     --------  --------
     Accounts receivable for overhead fees and
       reimbursement of operating development costs  $      -  $ 52,552
     Accrued receivables from film distribution       131,239   100,000
                                                     --------  --------

                                                     $131,239  $152,552
                                                     ========  ========

     Two customers account for all receivables at both June 30, 2002 and 2001 (See Note 15). The receivable for overhead fees and reimbursement of operating development costs is due from a single participant in a film participation agreement at June 30, 2001.


5.   NOTES  RECEIVABLE
     -----------------

     Notes receivable at June 30, 2001 consisted of amounts due from a single film production company for film completion loans. The notes were issued at a discount and, in addition to interest to maturity, provide the Company with a participation in the profits of certain film projects owned by the debtor. These notes matured at various dates through December 2001 and bore interest at a weighted average effective rate that exceeds 100% per year. Following is an analysis of notes receivable at June 30, 2001:

     Contractual balance of notes        $ 675,000

     Less discount at issuance            (225,000)

     Plus discount amortization in 2001     28,500
                                         ----------

                                         $ 478,500
                                         ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


6.   FILM  COSTS
     -----------

Film costs and related amounts capitalized at June 30, 2002 and 2001, and related activity during the years then ended were as follows:

                                                               DEVELOPMENT
                                                                   IN         AND PRE-
                                              RELEASED         PRODUCTION    PRODUCTION      TOTAL
                                        --------------------  ------------  ------------  ------------
     Net film cost balance at June 30,
       2000                             $            40,861   $ 3,389,589   $ 1,556,938   $ 4,987,388
                                        --------------------  ------------  ------------  ------------

     Cost of acquiring film rights
       in 2001                                            -             -       835,448     1,007,260
     Production costs incurred during
       2001                                               -     2,308,915             -     2,308,915
     Interest cost capitalized during
       2001                                               -        75,000             -        75,000
     Transfers of film costs between
       categories in 2001                         5,792,497    (5,773,504)      (18,993)         -
                                        --------------------  ------------  ------------  ------------

       Total film costs incurred and
         paid by the Company during
         2001                                     5,792,497    (3,389,589)    1,988,267     3,391,175
                                        --------------------  ------------  ------------  ------------

         Net film cost balance before
           2001 amortization and write
           offs                                   5,833,358             -     2,545,205     8,378,563

     Less film cost amortization and
       write offs during 2001                    (4,799,538)            -      (717,027)   (5,516,565)
                                        --------------------  ------------  ------------  ------------

     Net film cost balance at June 30,
       2001                                       1,033,820             -     1,828,178     2,861,998
                                        --------------------  ------------  ------------  ------------

     Cost of acquiring film rights
       in 2002                                      624,444             -             -       624,444
     Production costs incurred during
       2002                                               -       221,967       821,326     1,043,293
     Interest cost capitalized during
       2002                                               -        13,814         1,246        15,060
     Transfers of film costs between
       categories in 2002                         1,190,168        (8,235)   (1,181,933)            -
                                        --------------------  ------------  ------------  ------------

       Total film costs incurred and
         paid by the Company during
         2002                                     1,814,612       227,546      (359,361)    1,682,797
                                        --------------------  ------------  ------------  ------------

         Net film cost balance before
           2002 amortization and write
           offs                                   2,848,432       227,546     1,468,817     4,544,795

     Less film cost amortization and
       write offs during 2002                    (1,881,508)      (75,546)     (785,823)   (2,742,877)
                                        --------------------  ------------  ------------  ------------

     Net film cost balance at June 30,
           2002                         $           966,924   $   152,000   $   682,994   $ 1,801,918
                                        ====================  ============  ============  ============

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


6.   FILM  COSTS,  CONTINUED
     -----------------------

     Following is an analysis of film cost amortization, write-downs and write-offs, by project and project type, for the years ended June 30, 2002 an 2001:

                                                          2002        2001
                                                       ----------  ----------
     RELEASED PROJECTS - AMORTIZATION

       Held for Ransom                                 $    2,698  $  193,162
       Good Advice                                      1,177,959   3,918,564
       Speedway Junkie                                    163,427           -
       Badge                                                3,656     312,269
       Narc                                                84,075     314,852
       Ticker                                             317,750           -
       Hard Money (a/k/a In God We Trust)                 131,943           -
       Total of other individual projects with costs
         less than $100,000                                     -      60,691
                                                       ----------  ----------

         Totals                                         1,881,508   4,799,538
                                                       ----------  ----------


     PROJECTS IN DEVELOPMENT OR PRE-PRODUCTION - WRITE-DOWNS AND WRITE-OFFS

       Imagining Argentina                                     -     208,850
       Unholy Alliance                                         -     303,583
       Going After Caciatto                                    -     153,252
       Street Pirates                                    100,644           -
       Grizzly Wilderness Project                        352,602           -
       Total of other individual projects with costs
         less than $100,000                              408,123      43,842
                                                      ----------  ----------

        Totals                                           861,369     717,027
                                                      ----------  ----------

     Total all projects                               $2,742,877  $5,516,565
                                                      ==========  ==========


     Following is the percentage make-up of net film costs at June 30, 2002 and 2001:

                                                        2002   2001
                                                        -----  -----
       Good Advice                                        33%    53%
       Ticker                                              -     11
       Grizzly Wilderness Project                          -     12
       Speedway Junkie                                     6      -
       Devil and Daniel Webster                           15      -
       After Sex                                           6      -
       Held for Ransom                                     9      -
       Shottas                                             8      -
       Total of other individual projects less than 5%    23     25
                                                        -----  -----

                                                         100%   100%
                                                        =====  =====

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


6.   FILM  COSTS,  CONTINUED
     -----------------------

     All write-offs during the years ended June 30, 2002 and 2001 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

     Following is an analysis of revenues, by project, for the years ended June 30, 2002 and 2001:

                                                   2002       2001
                                                 --------  ----------

     FILM PRODUCTION

       Good Advice                               $      -  $4,500,000
       Speedway Junkie                            250,000           -
       Badge                                            -     363,077
       Devil and Daniel Webster                   250,000           -
       Narc                                             -     572,767
                                                 --------  ----------

         Total film production                    500,000   5,435,844
                                                 --------  ----------

     PRODUCER FEES

       Held for Ranson                             55,000           -
       Good Advice                                      -      50,000
       Speedway Junkie/Devil and Daniel Webster    60,000     475,534
       Badge                                            -     113,077
       Narc                                        16,000      99,084
       Try Seventeen                               60,000           -
       In God We Trust                             28,350           -
       Cutaway                                     70,000           -
                                                 --------  ----------

         Total producer fees                      289,350     737,695
                                                 --------  ----------

           Total film revenue                     789,350   6,173,539

     Overhead fees                                 26,792     267,209
                                                 --------  ----------

         Total revenue                           $816,142  $6,440,748
                                                 ========  ==========


7.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property and equipment at June 30, 2002 and 2001 consisted of the following:

                                      LIFE      2002      2001
                                    -------  ---------  ---------
     Office furniture               7 years  $  4,436   $      -
     Computer equipment             5 years    36,482     34,706
     Software                       3 years    56,490     45,588
                                             ---------  ---------

                                               97,408     80,294
     Less accumulated depreciation
       and amortization                       (45,932)   (21,356)
                                             ---------  ---------
                                             $ 51,476   $ 58,938
                                             =========  =========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


7.   PROPERTY  AND  EQUIPMENT,  CONTINUED
     ------------------------------------

     During the years ended June 30, 2002 and 2001, depreciation and amortization expense was $24,576 and $18,603, respectively.


8.   NOTES  PAYABLE
     --------------

     Notes payable at June 30, 2002 and 2001 consisted of the following:

8.   NOTES  PAYABLE
     --------------

     Notes payable at June 30, 2002 and 2001 consisted of the following:

                                                               2002       2001
                                                            ----------  --------
     Note payable to a bank under a $500,000 revolving
       line of credit, bearing interest at the bank's
       prime rate (4.75% at June 30, 2002) plus 1.5% per
       year and due December 31, 2002.  This note is
       collateralized by the guarantees of two major
       stockholders/directors/officers of the Company.      $  460,436  $      -

     Notes payable (the "Stockholder Notes") to three
       major stockholders/directors/officers of the
       Company.  These notes, bearing interest at 10.0%
       per year, are due on demand and are collateralized
       by substantially all assets of the Company.             415,211    98,263

     Convertible note payable to certain investors (the
       "Investor Note") that currently bears interest
       at 5% per year and is repayable on demand. This
       note is convertible into shares of FMLYs common
       stock at a discount of 30% to the market price.         200,000   325,000
                                                            ----------  --------

                                                            $1,075,647  $423,263
                                                            ==========  ========

                                                            2002      2001
                                                          --------  --------
       Interest charged to expense                        $ 60,000  $265,568

       Interest capitalized in film costs                   15,060    75,000
                                                          --------  --------

         Total interest incurred                          $ 75,060  $340,568
                                                          ========  ========

       Interest expense paid in cash                      $ 15,060  $265,568
                                                          ========  ========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


8.   NOTES  PAYABLE,  CONTINUED
     --------------------------

     The Company periodically raises capital to participate in film projects that management feels will provide good current returns to the Company and the potential for participation in future profits. In its capital raising activities the Company is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the year ended June 30, 2001 is $115,815 of interest expense paid or payable to a major stockholder/officer of the Company. Also included in interest expense during the years ended June 30, 2002 and 2001 is $60,000 and $32,500, respectively, of interest expense related to the amortization of loan origination costs and discounts on the Investor Notes. Such loan costs were paid to a major stockholder/officer of the Company during 2001.


9.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES
     --------------------------------------------

     Accounts payable and accrued liabilities at June 30, 2002 and 2001 consisted of the following:

                                                 2002      2001
                                               --------  --------
     Accounts payable                          $ 45,570  $  6,225
     Accrued film costs                          81,400   106,400
     Accrued professional fees and other         33,283     5,000
                                               --------  --------

                                               $160,253  $117,625
                                               ========  ========

10.  INCOME  TAXES
     -------------

     The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $5,208,000, which expire in 2002 through 2022. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company's common stock severely limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $3,330,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

     The composition of deferred tax assets and the related tax effects at June 30, 2002 and 2001 are as follows:

                                            2002         2001
                                        ------------  ----------
     Deferred tax assets:
       Net operating losses             $ 1,762,998   $ 954,800
       Valuation allowance               (1,757,998)   (953,200)
                                        ------------  ----------
           Total deferred tax assets          5,000       1,600
     Deferred tax liabilities:
       Basis of property and equipment       (5,000)     (1,600)
                                        ------------  ----------

           Net deferred tax asset       $         -   $       -
                                        ============  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


10.  INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income
     (loss)  for  the  years  ended  June  30,  2002  and  2001  is  as follows:

                                               2002              2001
                                      ------------------  -----------------
                                         AMOUNT      %      AMOUNT      %
                                      ------------  ----  ----------  -----
     Benefit (provision) for income
       tax at federal statutory rate  $ 1,334,126    34%  $ (21,878)  (34)%
     Effect of graduated rates                  -     -      11,087     17
     Non-deductible compensation
            and interest                 (595,160)  (14)          -      -
     Use of net operating losses and
       other                               (5,546)    -         152      -
     Loss of net operating losses         (22,122)    -    (143,461)  (223)
     Change in valuation allowance       (804,798)  (20)    147,600    230
                                      ------------  ----  ----------  -----

                                      $     6,500     -%  $  (6,500)  (10)%
                                      ============  ====  ==========  =====

     The (provision) benefit for income taxes for the years ended June 30, 2002 and 2001 consists of the following:

                                                   2002      2001
                                                 --------  --------
     Current portion:
       State                                     $(1,500)  $  1,500
       Federal                                    (5,000)     5,000
                                                 --------  --------

                                                  (6,500)     6,500
                                                 --------  --------

     Deferred benefit:
       State                                           -          -
       Federal                                         -         -
                                                 --------  --------

     Total (provision) benefit for income taxes  $(6,500)  $  6,500
                                                 ========  ========


     The Company made no cash payments for income taxes in 2002 or 2001.


11.  COMMITMENTS
     -----------

     LEASE  AGREEMENT
     ----------------

     The Company operates in leased facilities under a month to month lease with a current base rental rate of approximately $6,000 per month. Management expects to continue operating under the present month to month lease, but believes that the leased premises can be replaced under no less favorable terms without disruption to the Company's operations. Total rent expense under operating leases for the years ended June 30, 2002 and 2001 was $81,024 and $77,812, respectively.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCKHOLDERS'  EQUITY
     ---------------------

     COMMON  STOCK
     -------------

     During the year ended June 30, 2002, the Company issued 400,000 shares of common stock to its legal counsel for $57,500 of cash plus $113,665 of services and a receivable of $16,000 that was collected subsequent to year end. Also during 2002, the Company's stockholders approved an increase in the number of authorized shares of common stock from 25,000,000 shares to 200,000,000 shares. However, the Company has not yet filed a request with the state of New Mexico for approval and the increase in authorized shares is not reflected in the financial statements.

     STOCK  OPTIONS
     --------------

     The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. The exercise price of an option granted is generally determined by the fair market value of the stock on the date of grant; however, certain options granted during the year ended June 30, 2002 and 2001 included below market exercise prices and the Company recognized $461,762 and $34,250, respectively, of compensation related to those grants and repricing of existing options.

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

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2001: risk-free interest rate of 4.0% and 4.5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 70% and 60%; and a weighted-average expected life of the options of 3 years.

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

     STOCK  OPTIONS,  CONTINUED

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information follows:

                                                    2002       2001
                                                -----------  ---------
       Net income (loss) as reported            $(4,218,018)  $ 64,348
       Proforma net income (loss)               $(4,375,650)  $ 60,693
       Actual and Proforma basic and dilutive
         net income (loss) per common share     $     (0.23)  $   0.00

                                         SHARES
                                          UNDER    WEIGHTED-AVERAGE
                                         OPTIONS    EXERCISE PRICE
                                        ---------  -----------------
     Outstanding at June 30, 2000         460,000  $            0.50

     Granted                            1,480,000  $            0.50
                                        ---------

     Outstanding at June 30, 2001       1,940,000  $            0.50

     Granted                              160,000  $            0.25
     Exercised                           (15,000)  $            0.50
                                        ---------

     Outstanding at June 30, 2002       2,085,000  $            0.25
                                        =========

     The weighted-average fair value of options granted during the years ended June 30, 2002 and 2001 was approximately $0.28 and $0.26, respectively. During the year ended June 30, 2002, all options were repriced to bear an exercise price of $0.25 per share. The repricing of options resulted in a change to compensation expense of $376,695. A summary of outstanding stock options at June 30, 2002, follows:

                                                          REMAINING
                                                         CONTRACTUAL
     NUMBER OF SHARES                   EXPIRATION DATE  LIFE (YEARS)  EXERCISE PRICE
     ---------------------------------  ---------------  ------------  ---------------
     Exercisable at June 30, 2002:
       460,000                          February 2004             2.6  $          0.25
     1,346,666                          December 2010             8.5             0.25
        45,000                          December 2006             4.5             0.25
       100,000                          June 2007                 4.9             0.25

     Not Exercisable at June 30, 2002:
       133,334                          December 2010             8.5             0.25
     ---------

     2,085,000
     =========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                 --------------


13.  MAJOR  CUSTOMERS  AND  CONCENTRATIONS
     -------------------------------------

     The Company's revenues were derived from a limited number of customers in the motion picture industry in both 2002 and 2001. Following is an analysis of major customers for the years ended June 30, 2002 and 2001:

                                                        2002   2001
                                                        -----  -----
     Total number of customers                             2      5
     Number of customers accounting for more than 10%
       of total revenue                                    2      2
     Percentage of total revenue derived from largest
       customer                                           75%    47%
     Percentage of total revenue derived from second
       largest customer                                   25%    23%


14.  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES
     -----------------------------------------------

     During the years ended June 30, 2002 and 2001, the Company engaged in the following non-cash investing and financing activities:

                                                             2002        2001
                                                          ----------  ----------

     Notes payable repaid by surrender of certificate
       of  deposit                                        $       -   $1,200,000

CEO  CERTIFICATION

I,  George  Furla,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Family Room Entertainment Corporation,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

                                    /s/        George Furla
                                    --------------------------------------
                                    George Furla
                                    Chief Executive Officer

CFO  CERTIFICATION


I,  Stanley  Tepper,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Family Room Entertainment Corporation,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002

                                    /s/  Stanley Tepper
                                    ------------------------------
                                    Stanley Tepper
                                    Chief Financial Officer