Form 10QSB
period 2002-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-11-19
CIK 49444

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                      Commission file number    0-27063
                                               ---------

                      Family Room Entertainment Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Mexico                                        85-0206160
          ------------                                       ----------
(State  or  other  jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification  number)


1041 N. Formosa Ave.  Mary Pickford Bldg. Ste. 101, Los Angeles, Ca.     90046
--------------------------------------------------------------------   --------
           (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone number, including area code: (323) 850-2800
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding as of
     Class  of  Common  Stock                 September 30, 2002
     ------------------------                --------------------
          $.01  par  value                    18,660,487  Shares

         Transitional Small Business Disclosure Format     Yes     No  X
                                                              ----    ----

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated Financial Statements

               Consolidated Condensed Balance Sheets at September
                    30, 2002 (unaudited) and June 30, 2002

               Unaudidted Consolidated Condensed Statements of
                    Operations for the three months ended September 30, 2002 and 2001

               Unaudited Consolidated Condensed Statement of
                    Stockholders Equity for the three months ended September 30, 2002

               Unaudited Consolidated Condensed Statements of Cash
                    Flows for the three months ended September 30, 2002
                    and  2000

               Notes to Unaudited Consolidated Condensed Financial
                    Statements

     Item  2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.


PART  II.  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K


SIGNATURES

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   __________

                                                                         PAGE(S)
                                                                         -------

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets at September 30,
    2002 (unaudited) and June 30, 2002                                     F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended September 30, 2002 and 2001                 F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended September 30, 2002 and
    2001                                                                   F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the three months ended September 30, 2002 and 2001                 F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

PART  I.  FINANCIAL  INFORMATION

ITEM  I.     FINANCIAL  STATEMENTS


                          FAMILY ROOM ENTERTAINMENT CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                        ________


                                                           SEPTEMBER 30,     JUNE 30,
                                                               2002            2002
     ASSETS                                                 (UNAUDITED)       (NOTE)
     ------                                               ---------------  -------------

Cash and cash equivalents                                 $       62,425   $     27,822
Accounts receivable, net                                         123,887        131,239
Film costs, net                                                1,572,829      1,801,918
Property and equipment, net                                       50,695         51,476
Prepaid expenses and other                                        69,315          8,836
                                                          ---------------  -------------

      Total assets                                        $    1,879,151   $  2,021,291
                                                          ===============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                             $      943,407   $  1,075,647
Accounts payable and accrued liabilities                         202,178        160,253
                                                          ---------------  -------------

    Total liabilities                                          1,145,585      1,235,900
                                                          ---------------  -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                       -              -
  Common stock; $.01 par value; 25,000,000 shares
    authorized; 18,660,487 shares issued and outstanding       1,866,049      1,866,049
  Additional paid in capital                                   9,777,165      9,777,165
  Deferred compensation                                          (32,666)       (37,333)
  Subscription receivable                                              -        (16,000)
  Accumulated deficit                                        (10,860,982)   (10,804,490)
                                                          ---------------  -------------

    Total stockholders' equity                                   749,566        785,391
                                                          ---------------  -------------

      Total liabilities and stockholders'
        equity                                            $    1,879,151   $  2,021,291
                                                          ===============  =============




Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    __________


                                                            2002          2001
                                                        ------------  ------------
Revenue:
  Film revenue                                          $   375,000   $   319,600
  Royalty revenue                                             6,250             -
  Other fees                                                  4,500             -
                                                        ------------  ------------

    Total revenue                                           385,750       319,600
                                                        ------------  ------------

Operating cost:
  Amortization of film costs                                289,490       250,090
  Other direct operating costs                                4,592             -
                                                        ------------  ------------

    Total operating costs                                   294,082       250,090
                                                        ------------  ------------

      Gross profit                                           91,668        69,510

Selling, general and administrative                         146,075       184,112
                                                        ------------  ------------
      Loss from operations                                  (54,407)     (114,602)
                                                        ------------  ------------

Other income (expenses):
  Interest income                                                 -       166,860
  Interest expense                                          ( 2,085)     (   -  )
                                                        ------------  ------------

    Total other income (expenses), net                        2,085       166,860
                                                        ------------  ------------

      Income (loss) before provision for income taxes       (56,492)       52,258

Provision for income taxes                                        -        15,156
                                                        ------------  ------------

      Net income (loss)                                 $   (56,492)  $    37,102
                                                        ============  ============

Net income (loss) per common share-(basic and diluted)  $     (0.00)  $      0.00
                                                        ============  ============

Weighted average number of common shares
  outstanding (basic and diluted                         18,660,487    18,260,487
                                                        ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                              FAMILY ROOM ENTERTAINMENT CORPORATION
                               UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                           __________


                                       COMMON STOCK        ADDITIONAL
                                   ----------------------    PAID-IN     SUBSRIPTION      DEFERRED      ACCUMULATED
                                     SHARES      AMOUNT      CAPITAL     RECEIVABLE     COMPENSATION      DEFICIT       TOTAL
                                   ----------  ----------  -----------  -------------  --------------  -------------  ----------
Balance at June 30, 2002           18,660,487  $1,866,049  $ 9,777,165  $    (16,000)  $     (37,333)  $(10,804,490)  $ 785,391
Payment of Subsription Receivable           -           -            -        16,000               -              -      16,000
Vesting of Stock option expense             -           -            -             -           4,667              -       4,667

Net income                                  -           -            -             -               -        (56,492)    (56,492)
                                   ----------  ----------  -----------  -------------  --------------  -------------  ----------

Balance at September 30, 2002      18,660,487  $1,866,049  $ 9,777,165  $          -   $     (32,666)  $(10,860,982)  $ 749,566
                                   ==========  ==========  ===========  =============  ==============  =============  ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   ___________


                                                        2002       2001
                                                     ----------  ---------
Cash flows from operating activities:
  Net income (loss)                                  $ (56,492)  $ 37,102
  Adjustment to reconcile net income (loss) to net
    cash provided by operations                        228,785     24,563
                                                     ----------  ---------

      Net cash provided by operating activities        172,293     61,665
                                                     ----------  ---------

Cash flows from investing activities:
  Purchase of property and equipment                    (5,474)    (6,685)
                                                     ----------  ---------

      Net cash used by investing activities             (5,474)    (6,685)
                                                     ----------  ---------

Cash flows from financing activities:
  Proceeds from notes payable and revolving
    line of credit                                      42,760          -
  Proceeds from exercise of stock options                    -      7,500
  Principal payment on note payable                   (175,000)   (98,263)
                                                     ----------  ---------

      Net cash used by financing activities           (132,240)   (90,763)
                                                     ----------  ---------

Increase (decrease) in cash and cash equivalents        34,603    (35,783)

Cash and cash equivalents at beginning of period        27,822    332,593
                                                     ----------  ---------

Cash and cash equivalents at end of period           $  62,425   $296,810
                                                     ==========  =========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   ___________


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are condensed and unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the unaudited interim financial statements furnished reflect all adjustments of a normal recurring nature which are necessary to a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended June 30, 2002.

     For a summary of significant accounting principles, see Notes to Consolidated Financial Statements and Note 1 thereof contained in the Annual Report on Form 10-KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2002, which is incorporated herein by reference. The Company follows the same accounting policies during interim periods as it does for annual reporting purposes.


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


4.   INCOME TAX
     ----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to state income taxes and the effect of graduated rates.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                   __________


5.   FILM COSTS
     ----------

     Film costs and related amounts capitalized at September 30, 2002, and related activity during the three months then ended were as follows:

THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------
                                                         DEVELOPMENT
                                                IN         AND PRE-
                                 RELEASED   PRODUCTION    PRODUCTION     TOTAL
                                 ---------  -----------  ------------  ----------
Net film cost balance at
  June 30, 2002                  $ 966,924  $   152,000  $    682,994  $1,801,918

Cost of acquiring film rights
  during the three months
  ended September 30, 2002           4,658        5,670        50,073      60,401
                                 ---------  -----------  ------------  ----------

    Net film cost balance
      before amortization and
      write-offs                   971,582      157,670       733,063   1,862,319

Less film cost amortization
  and write offs during the
  three months ended September,
  30, 2002                               -        2,000       287,490     289,490
                                 ---------  -----------  ------------  ----------

    Net film cost balance at
     September 30, 2002          $ 971,582  $   155,670  $    446,393  $1,572,829
                                 =========  ===========  ============  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                   __________


5.   FILM COSTS, CONTINUED
     ---------------------

     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three months ended September 30, 2002 and:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                              2002        2001
                                           ----------  ----------
RELEASED PROJECTS-AMORTIZATION

  Good Advice                              $        -  $  150,000
  Speedway Junkie                                   -      51,152
  Other projects les than $10,000                   -         310
                                           ----------  ----------

    Totals                                          -     201,462
                                           ----------  ----------

PROJECTS IN DEVELOPMENT OR PRE-PRODUCTION

  Devil & Daniel Webster                      286,444           -
  Half Past Dead                                    -      19,085
  Other projects less than $10,000              3,046      29,543
                                           ----------  ----------

    Totals                                    289,490      48,628
                                           ----------  ----------

Total all projects                         $  289,490  $  250,090
                                           ==========  ==========

The material films included in the net film costs at September 30, 2002 and June 30, 2002 are as follows:

                               SEPTEMBER 30,   JUNE 30,
                                    2002         2002
                               --------------  ---------
  Good Advice                       44%           33%
  Devil & Daniel Webster             -            15%
  Ticker                             6%            5%
  After Sex                          7%            6%
  Held for Ransom                   10%            9%
  Speedway Junkie                    7%            6%
  Shottas                           10%            8%
  Badge                              5%            -
  Other projects less than 5%       11%           18%


All write-offs during the three months ended September 30, 2002 and 2001 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED INANCIAL STATEMENTS, CONTINUED

                                   __________

6.     REVENUE
       -------

     Following is an analysis of film revenues, by project and other revenues for the three months ended September 30, 2002:

                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                 2002        2001
                                              ----------  ----------
Film Revenues:

  FILM PRODUCTION

    Speedway Junkie                           $        -  $  250,000
    Devil and Daniel Webster                     375,000           -
                                              ----------  ----------

      Total film production                      375,000     250,000
                                              ----------  ----------

  PRODUCER FEES

    Speedway Junkie/Devil and Daniel Webster           -      60,000
    In God We Trust                                    -       9,600
                                              ----------  ----------

      Total producer fees                              -      69,600
                                              ----------  ----------

        Total film revenue                       375,000     319,600

Other Income:

  Royalty Revenues                                 6,250           -
  Other fees                                       4,500           -
                                              ----------  ----------

        Total revenue                         $  385,750  $  319,600
                                              ==========  ==========

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

The Company has adopted the American Institute of Certified Pubic Accountant's Recently issued Statement of Position ("SOP") 00-002 Accounting by Producers and Distributors of films, including changes in revenue recognition and accounting For advertising, development and overhead costs. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2002, which is incorporated herein by reference.

RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
-----------------------------------------------------------------------------
2001
----

The Company's operating revenue for the three months ended September 30, 2002 was $385,750 as compared to $319,600 for the same period ended September 30,2001, for a increase of $66,150. The increase was mainly attributed to higher film revenues. Revenue for three months ended September 30, 2002 is mainly attributable to $375,000 sale of Devil and Daniel Webster (See Note 6).

Costs relating to the operating revenues were $294,082 for the three months ending September 30, 2002 as compared to $250,090 for the same period ending September 30, 2001. These costs mainly represent film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross profit for the three month period ending September 30, 2002 was $91,668 as compared to $69,510 for the same period ending September 30, 2001. The increase in Gross Profit is mainly directly related to the film revenue sale of Devil and Daniel Webster.

Selling, general and administrative expenses were $146,075 for the three months ended September 30, 2002 compared to $184,112 for the same period ended September 30, 2001. The decrease in selling, general and administrative expenses was attributable to a reduction of staffing of corporate and production headcount and rent expense which resulted in a decrease in office space.

Other income (expense) for the three months ended September 30, 2002 was primarily the result of interest expense of $2,085 as compared to interest income of $166,860 for the period ending September 30, 2001. The decrease in interest income was a direct result of having no notes receivable for financing of film productions. Interest expense for the current period was $2,085 as compared to $ -0- for the period ended September 30, 2001. This increase in interest was due to a note payable outstanding at September 30, 2002.

The Company reported a net loss of $(56,492) for the three months ended September 30, 2002 as compared to a net income $37,102 for the period ended
September  30,  2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

Net cash used by operating activities for the three months ended September 30, 2002 amounted to $172,293 which mainly consists of the three months net loss $(56,492), offset mainly by the amortization of film costs of $229,089.

Net cash used by investing activities for the three months ending September 30, 2002 amounted to $$7,036 which consisted of a purchase of office furniture and office software.

Financing activities net used cash of $132,240 consisting a payment on the revolving line of credit of $175,000, offset by loan from shareholders of $42,760.


CAPITAL  EXPENDITURES  COMMITMENTS
----------------------------------

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September 30, 2002 there are commitments of approximately $200,000.

                           PART II.  OTHER INFORMATION
                                   __________


ITEM 1. LEGAL PROCEEDINGS

     Our Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

     There were certain matters submitted for a vote by our Company's security holders at the annual shareholders meeting held December 5, 2001, all of which received shareholder approval. The shareholders approved an increase in the number of authorized shares from 50,000,000 to 200,000,000 plus a proposal to provide for a 2 to 1 up to a 5 to 1 reverse split of common shares. However, at this time there is no plans to do a reverse split.

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


/s/  George Furla            Director, Chief Executive         November 18, 2002
-------------------------
     George Furla            Officer, President and Chief
                                Accounting Officer

/s/  Randell Emmett          Director, Chief Operating         November 18, 2002
-------------------------
     Randell Emmett            Officer

CEO  CERTIFICATION

I, George Furla, certify that:

     1. I have reviewed this quarterly report on Form 10qsb of Family Room Entertainment Corporation,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterely report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterely report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annaul report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

                                    /s/        George Furla
                                    --------------------------------------
                                    George Furla
                                    Chief Executive Officer

CFO  CERTIFICATION

I, Stanley Tepper, certify that:

     1. I have reviewed this quarterly report on Form 10qsb of Family Room Entertainment Corporation,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterely report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

                                    /s/  Stanley Tepper
                                    ------------------------------
                                    Stanley Tepper
                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Family Room Entertainment
Corporation (the "Company") on Form 10QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley Tepper, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                /s/  Stanley Tepper
                                                ------------------------------
                                                Stanley Tepper
                                                Chief Financial Officer
                                                November 18, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Family Room Entertainment
Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Furla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                                /s/  George  Furla
                                                -----------------------------
                                                George Furla
                                                Chief Executive Officer
                                                November 18, 2002