Form 10QSB/A
period 2002-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2002-12-05
CIK 49444

FORM 10-QSB/A1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended   September 30, 2002
                                               -------------------

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

Notes to Unaudited Consolidated Condensed Financial Statements               F-7

PART  I.  FINANCIAL  INFORMATION

ITEM  I.     FINANCIAL  STATEMENTS


                          FAMILY ROOM ENTERTAINMENT CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                          SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                        ________


                                                           SEPTEMBER 30,     JUNE 30,
                                                               2002            2002
     ASSETS                                                 (UNAUDITED)       (NOTE)
     ------                                               ---------------  -------------
Cash and cash equivalents                                 $       62,425   $     27,822
Accounts receivable, net                                         123,887        131,239
Film costs, net                                                1,572,829      1,801,918
Property and equipment, net                                       50,695         51,476
Prepaid expenses and other                                        69,315          8,836
                                                          ---------------  -------------

      Total assets                                        $    1,879,151   $  2,021,291
                                                          ===============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                             $      943,407   $  1,075,647
Accounts payable and accrued liabilities                         186,178        160,253
                                                          ---------------  -------------

    Total liabilities                                          1,129,585      1,235,900
                                                          ---------------  -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                       -              -
  Common stock; $.01 par value; 25,000,000 shares
    authorized; 18,660,487 shares issued and outstanding       1,866,049      1,866,049
  Additional paid in capital                                   9,777,165      9,777,165
  Deferred compensation                                          (32,666)       (37,333)
  Subscription receivable                                              -        (16,000)
  Accumulated deficit                                        (10,860,982)   (10,804,490)
                                                          ---------------  -------------

    Total stockholders' equity                                   749,566        785,391
                                                          ---------------  -------------

      Total liabilities and stockholders'
        equity                                            $    1,879,151   $  2,021,291
                                                          ===============  =============

Note: The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-3

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   __________

                                                            2002          2001
                                                        ------------  ------------
Revenue:
  Film revenue                                          $   375,000   $   319,600
  Royalty revenue                                             6,250             -
  Other fees                                                  4,500             -
                                                        ------------  ------------

    Total revenue                                           385,750       319,600
                                                        ------------  ------------

Operating cost:
  Amortization of film costs                                289,490       250,090
  Other direct operating costs                                4,592             -
                                                        ------------  ------------

    Total operating costs                                   294,082       250,090
                                                        ------------  ------------

      Gross profit                                           91,668        69,510

Selling, general and administrative                         146,075       184,112
                                                        ------------  ------------

      Loss from operations                                  (54,407)     (114,602)
                                                        ------------  ------------

Other income (expenses):
  Interest income                                                 -       166,860
  Interest expense                                          ( 2,085)    (       -)
                                                        ------------  ------------

    Total other income (expenses), net                        2,085       166,860
                                                        ------------  ------------

      Income (loss) before provision for income taxes       (56,492)       52,258

Provision for income taxes                                        -        15,156
                                                        ------------  ------------

      Net income (loss)                                 $   (56,492)  $    37,102
                                                        ============  ============


Net income (loss) per common share-(basic and diluted)  $     (0.00)  $      0.00
                                                        ============  ============

Weighted average number of common shares
  outstanding (basic and diluted                         18,660,487    18,260,487
                                                        ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-4

                                             FAMILY ROOM ENTERTAINMENT CORPORATION
                              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                          __________

                                         COMMON STOCK     ADDITIONAL
                                   ----------------------   PAID-IN    SUBSRIPTION      DEFERRED      ACCUMULATED
                                     SHARES      AMOUNT     CAPITAL     RECEIVABLE    COMPENSATION      DEFICIT       TOTAL
                                   ----------  ----------  ----------  ------------  --------------  -------------  ----------
Balance at June 30, 2002           18,660,487  $1,866,049  $9,777,165  $   (16,000)  $     (37,333)  $(10,804,490)  $ 785,391
Payment of Subsription Receivable           -           -           -       16,000               -              -      16,000
Vesting of Stock option expense             -           -           -            -           4,667              -       4,667

Net income                                  -           -           -            -               -        (56,492)    (56,492)
                                   ----------  ----------  ----------  ------------  --------------  -------------  ----------

Balance at September 30, 2002      18,660,487  $1,866,049  $9,777,165  $         -   $     (32,666)  $(10,860,982)  $ 749,566
                                   ==========  ==========  ==========  ============  ==============  =============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-5

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
                                                     ==========  =========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-6

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
                                      =========  ===========  ============  ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   FILM COSTS, CONTINUED
     ---------------------

     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three months ended September 30, 2002 and:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      2002             2001
                                                 ---------------  ---------------
     RELEASED PROJECTS-AMORTIZATION

       Good Advice                               $            -   $      150,000
       Speedway Junkie                                        -           51,152
       Other projects les than $10,000                        -              310
                                                 ---------------  ---------------

         Totals                                               -          201,462
                                                 ---------------  ---------------

     PROJECTS IN DEVELOPMENT OR PRE-PRODUCTION

       Devil & Daniel Webster                           286,444                -
       Half Past Dead                                         -           19,085
       Other projects less than $10,000                   3,046           29,543
                                                 ---------------  ---------------

         Totals                                         289,490           48,628
                                                 ---------------  ---------------

     Total all projects                          $      289,490   $      250,090
                                                 ===============  ===============

     The material films included in the net film costs at September 30, 2002 and June 30, 2002 are as follows:

                                                  SEPTEMBER 30,      JUNE 30,
                                                      2002             2002
                                                 ---------------  ---------------

       Good Advice                                           44%              33%
       Devil & Daniel Webster                                 -               15%
       Ticker                                                 6%               5%
       After Sex                                              7%               6%
       Held for Ransom                                       10%               9%
       Speedway Junkie                                        7%               6%
       Shottas                                               10%               8%
       Badge                                                  5%               -
       Other projects less than 5%                           11%              18%

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED INANCIAL STATEMENTS, CONTINUED
                                   __________


6.   REVENUE
     -------

     Following is an analysis of film revenues, by project and other revenues for the three months ended September 30, 2002:

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2002      2001
                                                   --------  --------

     Film Revenues:

       FILM PRODUCTION

         Speedway Junkie                           $      -  $250,000
         Devil and Daniel Webster                   375,000         -
                                                   --------  --------

           Total film production                    375,000   250,000
                                                   --------  --------

       PRODUCER FEES

         Speedway Junkie/Devil and Daniel Webster         -    60,000
         In God We Trust                                  -     9,600
                                                   --------  --------

           Total producer fees                            -    69,600
                                                   --------  --------

             Total film revenue                     375,000   319,600

     Other Income:

       Royalty Revenues                               6,250         -
       Other fees                                     4,500         -
                                                   --------  --------

             Total revenue                         $385,750  $319,600
                                                   ========  ========

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

RESULTS  OF  OPERATIONS
-----------------------

THREE  MONTHS  ENDED  SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
2001
----

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


/s/  George Furla            Director, Chief Executive         November 18, 2002
-------------------------    Officer, President and Chief
     George Furla               Accounting Officer

/s/  Randell Emmett          Director, Chief Operating         November 18, 2002
-------------------------    Officer
     Randell Emmett

CEO  CERTIFICATION

I,  George  Furla,  certify  that:

     1. I have reviewed this quarterely report on Form 10qsb of Family Room Entertainment Corporation,

     2. Based on my knowledge, this quarterely report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Date:  November 18, 2002

                                    /s/   George Furla
                                    --------------------------------------
                                    George Furla
                                    Chief Executive Officer

CFO  CERTIFICATION

I,  Stanley  Tepper,  certify  that:

     1. I have reviewed this quarterely report on Form 10qsb of Family Room Entertainment Corporation,

     2. Based on my knowledge, this quarterely report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annaul report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annaul report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annaul report (the "Evaluation Date"); and

               c) presented in this quarterely report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  November 18, 2002

                                    /s/  Stanley Tepper
                                    ------------------------------
                                    Stanley Tepper
                                    Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterely Report of Family Room Entertainment Corporation (the "Company") on Form 10QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley Tepper, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                                /s/  Stanley Tepper
                                                ------------------------------
                                                Stanley Tepper
                                                Chief Financial Officer
                                                November 18, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterely Report of Family Room Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Furla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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