Form 10QSB
period 2002-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2003-02-19
CIK 49444

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  as  of
     Class  of  Common  Stock                September  30,  2002
     ------------------------                --------------------
          $.01  par  value                    21,660,487  Shares

         Transitional Small Business Disclosure Format     Yes     No  X
                                                              ----    ----

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated Financial Statements                                                     3

                    Consolidated Condensed Balance Sheets at December
                      31, 2002 (unaudited) and June 30, 2002                                         5

                    Unaudited Consolidated Condensed Statements of
                      Operations for the three months and six months
                      ended December 31, 2002 and 2001                                               6

                    Unaudited Consolidated Condensed Statement of
                      Stockholders Equity for the six months ended
                      December 31, 2002                                                              7

                    Unaudited Consolidated Condensed Statements of Cash
                      Flows for the six months ended December 31, 2002
                      and 2001                                                                       8
               Notes to Unaudited Consolidated Condensed Financial
                      Statements                                                                     9

     Item  2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                          14


PART  II.  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings                                                                   17

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders                          17

     Item  5.  Other  Information                                                                   17

     Item  6.  Exhibits  and  Reports  on  Form  8-K                                                17



SIGNATURES                                                                                          18


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS





                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS for the three months and six months ended December 31, 2002 and 2001

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                TABLE OF CONTENTS

                                   ----------


                                                                  Page(s)
                                                                  -------
Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets at December 31,
    2002 (unaudited) and June 30, 2002                               5

  Unaudited Consolidated Condensed Statement of
    Operations for the six months and three months
    ended December 31, 2002 and 2001                                 6

  Unaudited Consolidated Condensed Statement of
    Stockholders' Equity for the six months ended
    December 31, 2002                                                7

  Unaudited Consolidated Condensed Statement of Cash
    Flows for the six months ended December 31, 2002
    and 2001                                                         8

Notes to Unaudited Consolidated Condensed Financial
    Statements                                                       9

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       December 31, 2002 and June 30, 2002

                                    --------



                                                           December 31,           June 30,
                                                               2002                 2002
     ASSETS                                                 (Unaudited)            (Note)
     ------                                                -----------          ------------

Cash and cash equivalents                                  $    12,626           $    27,822
Accounts receivable, net                                       192,396               131,239
Film costs, net                                              1,595,463             1,801,918
Property and equipment, net                                     45,160                51,476
Prepaid expenses and other                                      57,139                 8,836
                                                           -----------           -----------

      Total assets                                         $ 1,902,784           $ 2,021,291
                                                           ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Notes payable                                              $   996,350           $ 1,075,647
Accounts payable and accrued liabilities                       148,112               160,253
                                                           -----------           -----------

    Total liabilities                                        1,144,462             1,235,900
                                                           -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                  -                     -
  Common stock; $.10 par value; 25,000,000 shares
    authorized; 21,660,487 and 18,660,487 shares
    issued and outstanding at December 31, 2002
    and June 30, 2002, respectively                          2,166,049             1,866,049
  Additional paid in capital                                 9,947,165             9,777,165
  Deferred compensation                                        (28.000)              (37,333)
  Subscriptions receivable                                    (422,500)              (16,000)
  Accumulated deficit                                      (10,904,394)          (10,804,490)
                                                           -----------           -----------

    Total stockholders' equity                                 758,320               785,391
                                                           -----------           -----------

      Total liabilities and stockholders'
        equity                                             $ 1,902,784           $ 2,021,291
                                                           ===========           ===========




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

                      FAMILY ROOM ENTERTAINMENT CORPORATION

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

      for the six months and three months ended December 31, 2002 and 2001

                                   ----------



                                             Three Months Ended              Six Months Ended
                                                 December 31,                   December 31,
                                           ----------------------------   ----------------------------
                                              2002              2001         2002              2001
                                           ----------        ----------   ----------        ----------

Revenue:
  Film revenue                             $  312,000        $  345,375   $  687,000        $  664,975
  Royalty revenue                               6,250              -          12,500              -
  Other fees                                   13,500            23,529       18,000            23,529
                                           ----------        ----------   ----------        ----------

    Total revenue                             331,750           368,904      717,500           688,504
                                           ----------        ----------   ----------        ----------

Operating cost:
  Amortization of film costs                  220,952           208,555      510,442           458,645
  Other direct operating costs                   -                 -           4,592              -
                                           ----------        ----------   ----------        ----------

    Total operating costs                     220,952           208,555      515,034           458,645
                                           ----------        ----------   ----------        ----------

      Gross profit                            110,798           160,349      202,466           229,859

Selling, general and administrative           153,292           221,505      299,367           405,617
                                           ----------        ----------   ----------        ----------

      Loss from operations                    (42,494)          (61,156)     (96,901)         (175,758)
                                           ----------        ----------   ----------        ----------

Other income (expenses):
  Interest income                                -               51,157         -              218,017
  Interest expense                               (918)           (2,500)      (3,003)           (2,500)
                                           ----------         ---------   ----------        ----------

    Total other income (expenses), net           (918)           48,657       (3,003)          215,517
                                           ----------        ----------   ----------        ----------

Income (loss) before provision for
  income taxes                                (43,412)          (12,499)     (99,904)           39,759

Provision for income taxes                       -                3,627         -               11,529
                                           ----------        ----------   ----------        ----------

Net income (loss)                          $  (43,412)       $   (8,872)  $  (99,904)       $   28,230
                                           ==========        ==========   ==========        ==========


Basic and diluted net income (loss)
  per common share                         $    (0.00)       $    (0.00)  $   (0.00)        $     0.00
                                           ==========        ==========   =========         ==========

Basic and diluted weighted average
  number of common shares outstanding      20,527,154        18,245,487   19,960,487        18,245,487
                                           ==========        ==========   ==========        ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                   for the six months ended December 31, 2002

                                   ----------


                                       Common Stock       Additional
                                 ----------------------    Paid-In     Subscription   Deferred       Accumulated
                                 Shares        Amount      Capital      Receivable  Compensation        Deficit    Total
                               ----------    ----------   ----------    ---------   ------------    ------------  ---------
Balance at June 30, 2002       18,660,487    $1,866,049   $9,777,165    $  (16,000)     $(37,333)  $(10,804,490) $  785,391

Subscription receivable         3,000,000       300,000      170,000      (422,500)         -            -           47,500

Payment of subscription
  Receivable                         -             -            -           16,000          -            -           16,000

Amortization of deferred
  compensation                       -             -            -             -           9,333          -            9,333

Net loss                             -             -            -             -             -           (99,904)    (99,904)
                               ----------    ----------   ----------    ---------   ------------    ------------  ---------

Balance at December 31,
  2002                         21,660,487     2,166,049   $9,947,165    $ (422,500) $  (28,000)     $(10,904,394  $ 758,320
                               ==========    ==========   ==========    ==========  ============    ============  =========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

               for the six months ended December 31, 2002 and 2001

                                   -----------


                                                            2002                2001
                                                         ----------          ----------
Cash flows from operating activities:
  Net income (loss)                                      $  (99,904)         $   37,102
  Adjustment to reconcile net income (loss) to net
    cash provided by operations                             106,040             (22,320)
                                                         ----------          ----------

      Net cash provided by operating activities               6,136              14,782
                                                         ----------            --------

Cash flows from investing activities:
  Purchase of property and equipment                         (5,535)            (23,449)
                                                         ----------          ----------

      Net cash used by investing activities                  (5,535)            (23,449)
                                                         ----------          ----------

Cash flows from financing activities:
  Proceeds from notes payable and revolving line of
    credit                                                   95,703             604,056
  Proceeds from sale of common stock and collection
    of subscription receivable                               63,500               7,500
  Principal payment on note payable                        (175,000)           (325,000)
                                                         ----------          ----------

      Net cash used by financing activities                 (15,797)           (286,556)
                                                         ----------          ----------

Increase (decrease) in cash and cash equivalents            (15,196)           (295,223)

Cash and cash equivalents at beginning of period             27,822             332,593
                                                         ----------          ----------

Cash and cash equivalents at end of period               $   12,626          $   37,370
                                                         ==========          ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation and Critical Accounting Policies
     ------------------------------------------------------

     General
     -------

     The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These un-audited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corporation(the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

     In the opinion of management, the un-audited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim period presented herein is not necessarily indicative of the results to be expected for a full year or any other interim period.

     Accounting Estimates
     --------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Currently, these estimates mainly involve the valuation of film projects, expected future revenues on released projects that form the basis for amortization of those projects, useful lives of property and equipment valuation and of recoverability of deferred tax assets, and the valuation of common stock issued for compensation or other reasons.

     Revenue Recognition
     -------------------

     Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

     o    The Company has a valid sale or licensing agreement in place.
     o The motion picture is complete and in accordance with the agreement with the customer.
     o    The motion picture has been delivered or is deliverable.
     o    The license period has begun.
     o The revenue is fixed or determinable and collection is reasonably assured.

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------



1.   Basis of Presentation and Critical Accounting Policies, continued
     -----------------------------------------------------------------

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


2.   Income Tax
     ----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to state income taxes, the effect of graduated rates and increases in the valuation reserve applied to deferred tax assets arising primarily from net operating losses.


3.   Film Costs
     ----------

     Film costs and related amounts capitalized at September 30, 2002, and related activity during the three months then ended were as follows:

     Three Months Ended September 30, 2002
     -------------------------------------

                                                                             Development
                                                                     In        and Pre-
                                                     Released    Production  Production     Total
                                                    ----------   ----------  ----------   ----------
      Net film cost balance at September
        30, 2002                                    $  971,924   $  155,670  $  446,393   $1,572,829

      Cost of acquiring film rights during
        the three months ended December 31,
        2002                                             3,125      178,037      62,425      243,586

     Transfers of film costs between cate-
       gories for the three months ended
        December 31, 2002                              190,845     (176,376)    (14,469)        -
                                                    ----------   ----------  ----------   ----------

        Net film cost balance before
          amortization and write-offs                1,165,894      157,331     494,329    1,816,415

      Less film cost amortization and write
        offs during the three months ended
        December, 31, 2002                             190,845        -          30,007      220,952
                                                    -----------  ---------   ----------   ----------

        Net film cost balance at December
         31, 2002                                   $  975,049   $  157,331  $  464,322   $1,595,463
                                                    ==========   ==========  ==========   ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------


3.  Film Costs, continued
    ---------------------

    Six Months Ended December 31, 2002
    ----------------------------------

                                                                              Development
                                                                     In         and Pre-
                                                      Released   Production   Production     Total
                                                    ----------   ----------   ----------   ----------
      Net film cost balance at
       June 30, 2002                                $  966,924   $  152,000   $  682,994   $1,801,918

      Cost of acquiring film rights during
        the six months ended December 31,
        2002                                             7,783      183,707      112,498      303,988

      Transfers of film costs between cate-
        gories for the six months ended
        December 31, 2002                              190,845     (176,376)     (14,469)        -
                                                    ----------   ----------   ----------   ----------

      Total film costs incurred by the
        Company during the six months ended
        December 31, 2002                              198,628        7,331       98,029      303,988

      Net film cost balance before amorti-
         zation and write-offs                       1,165,552      159,331      781,023    2,105,906

      Less film cost amortization and write
        offs during the six months ended
        December 31, 2002                              190,845        2,000      317,497      510,442
                                                    ----------   ----------   ----------   ----------

      Net film cost balance at December 31,
        2002                                        $  974,707   $  157,331   $  463,526   $1,595,464
                                                    ==========   ==========   ==========   ==========


     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and six months ended December 31, 2002 and 2001 with an analysis for the year ended June 30, 2002 added for reference:


                                                       Three Months Ended               Six Months Ended
                                                          December 31,                    December 31,
                                                     --------------------------      --------------------------
                                                        2002            2001            2002            2001
                                                     ---------       ----------      ----------      ----------
      Released Projects-Amortization

      Good Advice                                    $     -         $  150,000      $     -         $  300,000
      Held for Ransom                                      -               -               -               -
      Speedway Junkie                                      -             51,000            -            101,252
      Narc                                                 -               -               -               -
      Ticker                                               -               -               -               -
      Other projects less than
         $10,000                                           -              1,050            -              1,399
                                                     ----------      ----------      ----------      ----------

        Totals                                             -            201,089            -            402,551
                                                     ----------      ----------      ----------      ----------

      In-Production

      Out for A Kill                                    190,845            -            190,845            -
                                                     ----------      ----------      ----------      ----------

        Totals                                          190,845            -            190,845            -
                                                     ----------      ----------      ----------      ----------


                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------


3.  Film Costs, continued
    ---------------------

                                             Three Months Ended               Six Months Ended
                                                December 31,                    December 31,
                                           --------------------------      --------------------------
                                              2002            2001            2002            2001
                                           ---------       ----------      ----------      ----------

      Projects in Development or Pre-
        Production-write offs

      Devil & Daniel Webster                    2,040            -            288,484            -
      Half Past Dead                            1,730             767           1,730          19,852
      Street Pirates                             -               -               -               -
      Grizzly Wilderness
        Adventure                                -               -               -               -
      Other projects less than
        $10,000                                26,237           6,699          29,289          46,242
                                           ----------      ----------      ----------      ----------

        Totals                                 30,007           7,466         292,497          56,094
                                           ----------      ----------      ----------      ----------

      Total all projects                   $  220,952      $  250,090      $  510,442      $  458,645
                                           ==========      ==========      ==========      ==========


     The material films included in the net film costs at September 30, 2002 and June 30, 2002 are as follows:

                                                December  31,      June 30,
                                                    2002             2002
                                                -------------     ----------

       Good Advice                                   43%              33%
       Devil & Daniel Webster                         -               15
       Ticker                                         -                5
       After Sex                                      6                6
       Held for Ransom                               10                9
       Speedway Junkie                                7                6
       Shottas                                       10                8
       Badge                                          5                -
       Other projects less than 5%                   19               18
                                                -------------     ----------

       Totals                                       100%             100%
                                                =============     ==========


     All write-offs during the three months ended September 30, 2002 and 2001 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------


4.   Revenue
     -------

     Following is an analysis of film revenues, by project and other revenues for the three months and six months ended December 31, 2002 and 2001:


                                            Three Months Ended              Six Months Ended
                                               December 31,                   December 31,
                                          --------------------------     -------------------------
                                             2002            2001           2002           2001
                                          ----------      ----------     ----------     ----------
       Film Revenues:

          Film Production

             Speedway Junkie              $     -         $  250,000     $     -        $  250,000
             Devil and Daniel Webster           -               -           375,000        250,000
                                          ----------      ----------     ----------     ----------

               Total film production            -            250,000        375,000        500,000
                                          ----------      ----------     ----------     ----------

          Producer Fees

             Try Seventeen                      -               -              -            60,000
             Cutaway                            -             70,000           -            70,000
             Narc                               -             16,000           -            16,000
             Speedway Junkie
             Devil and Daniel Webster           -               -              -            60,000
             In God We Trust                    -               -              -            18,975
             Out for a Kill                  300,000           9,375        300,000           -
             Wounderland                      12,000            -            12,000           -
                                          ----------      ----------      ---------     ----------

               Total producer fees           312,000          95,375        312,000        164,975
                                          ----------      ----------     ----------     ----------

                  Total film revenue         312,000         345,375        687,500        664,975
                                          ----------      ----------     ----------     ----------

       Royalty Revenues                        6,250            -            12,500           -
                                          ----------      ----------     ----------     ----------

       Other Fees:

          Miscellaneous                       12,000            -            16,000           -
          Overhead Fees                        1,500          23,529          2,000         23,529
                                          ----------      ----------     ----------     ----------

                  Total other fees            13,500          23,529         18,000         23,529
                                          ----------      ----------     ----------     ----------

                     Total revenue        $  331,750      $  368,904     $  717,500     $  688,504
                                          ==========      ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL AND CRITICAL ACCOUNTING POLICIES
----------------------------------------

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

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corporation(the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

In the opinion of management, the unaudited consolidated condensed financial information included herein reflect all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

Accounting Estimates
--------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Currently, these estimates mainly involve the valuation of film projects, expected future revenues on released projects that form the basis for amortization of those projects, useful lives of property and equipment, valuation and recoverability of deferred tax assets, and the valuation of common stock issued for compensation or other reasons.

Revenue Recognition
-------------------

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

o    The Company has a valid sale or licensing agreement in place.
o The motion picture is complete and in accordance with the agreement with the customer.
o    The motion picture has been delivered or is deliverable.
o    The license period has begun.
o    The revenue is fixed or determinable and collection is reasonably assured.

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

RESULTS OF OPERATIONS
---------------------

Three months ended December 31, 2002 vs. six months ended December 31, 2001
---------------------------------------------------------------------------

The Company's operating revenue for the three months ended December 31, 2002 was $331,750 as compared to $368,904 for the same period ended December 31,2001, for a decrease of $37,154. The decrease was due to normal fluctuations in revenue from film projects.

Costs relating to the operating revenues were $220,952 for the three months ending December 31, 2002 as compared to $208,555 for the same period ending December 31, 2001. These costs mainly represent film amortization and write off of film costs for the respective time period and these costs fluctuate significantly based on the completion of projects and based upon determinations of projects that management believes should be written off (See Note 4 to the unaudited consolidated condensed financial statements).

The Company's gross profit for the three month period ending December 31, 2002 was $220,952 as compared to $208,555 for the same period ending December 31, 2001. The increase in gross profit is directly related to the variations in film revenue and film cost amortization in the three months ended December 31, 2002.

Selling, general and administrative expenses were $153,292 for the three months ended December 31, 2002 compared to $221,505 for the same period ended December 31, 2001. This decrease in selling, general and administrative expenses is attributable to a reduction in corporate and production staffing and a decrease in office space that resulted in decreased rent.

The change in other income (expense) for the three months ended December 31,2002 was the result of no interest income in 2002 as compared to interest income of $51,157 for the three months ended December 31, 2001. The decrease in interest income was a direct result of having no notes receivable related to the financing of film productions in 2002. Interest expense for the current period was $918 as compared to $2,500 for the period ended December 31, 2001 and varied based on note balances.

The Company reported a net loss of $(43,412) for the three months ended December 31, 2002 as compared to a net income $8,872 for the period ended December 31, 2001.

Six months ended December 31, 2002 vs. six months ended December 31, 2001
-------------------------------------------------------------------------

The Company's operating revenue for the six months ended December 31, 2002 was $717,500 as compared to $688,504 for the same period ended December 31, 2001, for a increase of $22,025. The increase was mainly attributed to producer fees generated from the "Out For A Kill" project.

Costs relating to the operating revenues were $515,034 for the Six months ending December 31, 2002 as compared to $458,645 for the same period ending December 31, 2001. These costs mainly represent film amortization and write off of film costs for the respective time period (See Note 4 to the unaudited consolidated condensed financial statements).

The Company's gross profit for the six month period ending December 31, 2002 was $202,466 as compared to $229,859 for the same period ending December 31, 2001. The decrease in gross profit is mainly directly related to the increase in film revenue described above.

Selling, general and administrative expenses were $299,367 for the six months ended December 31, 2002 compared to $405,617 for the same period ended December 31, 2001. This decrease in selling, general and administrative expenses is attributable to a reduction in corporate and production staffing and a decrease in office space that resulted in decreased rent.

Other income (expense) for the six months ended December 31,2002 was primarily the result of no interest income in 2002 as compared to interest income of $215,517 for the period ending December 31, 2001. The decrease in interest income was a direct result of having no notes receivable for financing of film productions. Interest expense for the current period was $3,303 as compared to $2,500 for the period ended December 31, 2001. This increase in interest was due to increased notes payable at December 31, 2002.

The Company reported a net loss of $(99,904) for the six months ended December 31, 2002 as compared to a net income $28,230 for the period ended December 31, 2001.

SUBSEQUENT EVENTS
-----------------

Subsequent   to  December  31,  2002,   the  Company  had  certain   significant
transactions and events as follows:

The Company's bank line of credit facility with a balance of $322,936 was converted into a five year term loan with monthly payments and interest at 2% over prime.

On January 23, 2003, The Company issued a $500,000 one year convertible note, bearing interest at 8% per year, to Alpha Capital Aktiengesellschaft. The conversion price per share will be the lower of (i) $0.30 or (ii) sixty-five percent (65%) of the average of the three lowest closing bid prices over the thirty trading days preceding the conversion date.

In January 2003, the director of the movie Good Advice claimed that Good Advice, Inc., a subsidiary of the Company, owes him an additional $50,000 in directors fees and has requested an arbitration with the Directors Guild of America. An arbitration date has not been set; however, the Company feels that the claim is without merit.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities for the six months ended December 31, 2002 amounted to $6,136, which mainly consists of the six months net loss of $99,904, offset mainly by the amortization of film costs of $507,852.

Net cash used by investing activities for the six months ending December 31, 2002 amounted to $5,535, which consisted of a purchase of office furniture and office software.

Financing activities net used cash of $15,797, consisting a payment on the revolving line of credit of $175,000, offset by loans from shareholders of $95,703 and proceeds from sale of common stock of $63,500.

CAPITAL EXPENDITURES COMMITMENTS
--------------------------------

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2002 the Company has outstanding commitments of approximately $250,000.

ITEM 3.  CONTROLS AND PROCEEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

Within the 90 days prior to December 31, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's
President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
----------------------------

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II.  OTHER INFORMATION

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


                           Director, Chief Executive
                         Officer, President and Chief
/s/  GEORGE FURLA            Accounting Officer            February 19, 2003
---------------------    ----------------------------      -----------------
     George Furla

                         Director, Chief Operating
/s/  RANDELL EMMETT                Officer                 February 19, 2003
---------------------    ----------------------------      -----------------
     Randell Emmett

                                 Certifications

I, George Furla, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Family Room Entertainment Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 19, 2003

/s/ GEORGE FURLA

George Furla
Chief Executive Officer

I, Stanley Tepper, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Family Room Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: February 19, 2003

/s/ STANLEY TEPPER

Stanley Tepper
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Family Room Entertainment Corporation (the "Company") on Form 10QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, George Furla, Chief Executive Officer of the Company and Stanley Tepper, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                /s/ George Furla
                                                -----------------------------
                                                George Furla
                                                Chief Executive Officer
                                                February 19, 2003




                                                /s/ Stanley Tepper
                                                ------------------------------
                                                Stanley Tepper
                                                Chief Financial Officer
                                                February 19, 2003