Form 10QSB/A
period 2002-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2003-02-21
CIK 49444

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

                                  FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

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
  Common stock; $.10 par value; 200,000,000 shares
    authorized; 21,660,487 and 18,660,487 shares
    issued and outstanding at December 31, 2002
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