Form 10QSB
period 2003-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2003-05-20
CIK 49444

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-27063


                      Family Room Entertainment Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Mexico                               85-0206160
                  ----------                               ----------
        (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)               Identification number)


          8530 Wiltshire Boulevard, Suite 420, Beverly Hills, CA 90211
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


       Registrant's Telephone number, including area code: (310) 659-9411


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                           Outstanding  as  of
     Class of Common Stock                                   March 31, 2003
     ---------------------                                   --------------
        $.01  par  value                                    21,686,487 shares

Transitional Small Business Disclosure Format Yes [ ]  No [X]

                                   FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART I - FINANCIAL  INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Condensed Balance Sheets at March 31, 2003
               (unaudited) and June 30, 2002

             Unaudidted Consolidated Condensed Statements of
                Operations for the three months and nine months ended March 31, 2003 and 2002

             Unaudited Consolidated Condensed Statement of
               Stockholders' Equity for the nine months ended
               March 31, 2003

             Unaudited Consolidated Condensed Statements of Cash
               Flows for the nine months ended March 31, 2003
               and 2002

             Notes to Unaudited Consolidated Condensed Financial
                      Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3. Evaluation of Disclosure Controls and Procedures


PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS






                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               for the three months ended March 31, 2003 and 2002

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS
                                   __________

                                                                     Page(s)

Unaudited Consolidated Condensed Financial Statements:

  Consolidated Condensed Balance Sheets at March 31,
    2003 (unaudited) and June 30, 2002                                 F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and nine months ended March 31, 2003
    and 2002                                                           F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the nine months ended March 31, 2003                    F-5

  Unaudited Consolidated Condensed Statement of Cash Flows
    for the nine months ended March 31, 2003 and 2002                  F-6

Notes to Unaudited Consolidated Condensed Financial Statements         F-7

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2003 and June 30, 2002



                                                                 March 31,           June 30,
                                                                   2003                2002
               ASSETS                                          (Unaudited)            (Note)
                                                               ------------        ------------
Cash and cash equivalents                                      $    179,841        $     27,822
Accounts receivable, net                                            407,913             131,239
Film costs, net                                                   1,549,053           1,801,918
Property and equipment, net                                          40,079              51,476
Prepaid expenses and other                                          123,862               8,836
                                                               ------------        ------------
      Total assets                                             $  2,300,748        $  2,021,291
                                                               ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                  $  1,405,997        $  1,075,647
Accounts payable and accrued liabilities                            185,724             160,253
                                                               ------------        ------------
    Total liabilities                                             1,591,721           1,235,900
                                                               ------------        ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.01 par value; 5,000,000 shares
    authorized; no shares issued and outstanding                         --                  --
  Common stock; $.10 par value; 200,000,000 shares
    authorized; 21,685,487 and 18,660,487 shares issued
    and outstanding at March 31, 2003 and June 30, 2002,
    respectively                                                  2,168,549           1,866,049
  Additional paid in capital                                      9,949,666           9,777,165
  Subscriptions receivable                                         (281,298)            (16,000)
  Deferred compensation                                             (23,333)            (37,333)
  Accumulated deficit                                           (11,104,556)        (10,804,490)
                                                               ------------        ------------
    Total stockholders' equity                                      709,027             785,391
                                                               ------------        ------------
      Total liabilities and stockholders' equity               $  2,300,748        $  2,021,291
                                                               ============        ============

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




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-3

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       for the three months and nine months ended March 31, 2003 and 2002


                                                    Three Months Ended                    Nine Months Ended
                                                      March  31,                                March 31,
                                                2003                2002                2003                2002
                                           ------------        ------------        ------------        ------------
Revenue:
  Film revenue                             $    250,000        $     69,375        $    937,000        $    734,350
  Royalty revenue                                    --                  --              12,500                  --
  Overhead and other fees                        14,200                 400              32,200              23,929
                                           ------------        ------------        ------------        ------------
    Total revenue                               264,200              69,775             981,700             758,279

Operating costs-amortization of film
  costs                                         255,044           1,162,251             770,078           1,620,896

      Gross margin                                9,156          (1,092,476)            211,622            (862,617)

Selling, general and administrative             194,505             149,149             493,872             551,767
                                           ------------        ------------        ------------        ------------
      Loss from operations                     (185,349)         (1,238,625)           (282,250)       $ (1,414,384)
                                           ------------        ------------        ------------        ------------
Other income (expenses):
  Interest income                                    --               3,232                  --             221,250
  Interest expense                              (14,813)             (5,000)            (17,816)             (7,500)
  Loss on sale of marketable
    securities                                       --            (204,000)                 --            (204,000)
                                           ------------        ------------        ------------        ------------
    Total other income (expenses),
      net                                       (14,813)           (205,765)            (17,816)              9,750
                                           ------------        ------------        ------------        ------------
Net loss                                   $   (200,162)       $ (1,444,393)       $   (300,066)       $ (1,404,624)
                                           ============        ============        ============        ============

Net loss per common share-(basic
  and diluted)                             $      (0.01)       $       0.00        $      (0.01)       $       0.00
                                           ============        ============        ============        ============
Weighted average number of common
  shares outstanding (basic and
  diluted)                                   21,660,487          18,260,487          20,172,987          18,260,487
                                           ============        ============        ============        ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-4

                      FAMILY ROOM ENTERTAINMENT CORPORATION
       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    for the nine months ended March 31, 2003


                                                        Additional
                                   Common Stock          Paid-In     Subsription     Deferred      Accumulated
                               Shares        Amount      Capital      Receivable    Compensation     Deficit          Total
                             ----------     ---------  ------------  ------------   ------------   ------------   ------------
Balance at June 30, 2002     18,660,487  $  1,866,049  $  9,777,165  $    (16,000)  $    (37,333)  $(10,804,490)  $    785,391

Subscription receivable       3,000,000       300,000       170,000      (281,298)            --             --        188,702

Conversion of convertible
  debenture                      25,000         2,500         2,500            --             --             --          5,000

Payment of subscription
  receivable                         --            --            --        16,000             --             --         16,000

Vesting of stock option
  expense                            --            --            --            --         14,000             --         14,000

Net income (loss)                    --            --            --            --             --       (300,066)      (300,066)
                             ----------     ---------  ------------  ------------   ------------   ------------   ------------
Balance at March 31, 2003    21,685,487     2,168,549  $  9,949,665  $   (281,298)  $    (23,333)  $(11,104,556)  $    709,027
                             ==========     =========  ============  ============   ============   ============   ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                for the nine months ended March 31, 2003 and 2002



                                                            2003          2002
                                                        -----------   -----------
Cash flows from operating activities:
  Net loss                                              $  (300,066)  $(1,404,634)
  Adjustment to reconcile net loss to net cash
    used by operations                                      (65,319)       (4,783)
                                                        -----------   -----------

      Net cash used by operating activities                (365,385)   (1,409,417)
                                                        -----------   -----------

Cash flows from investing activities:
  Purchase of property and equipment                         (6,648)      (11,419)
  Proceeds from notes receivable                                 --       699,749
  Investment in notes receivable                                 --      (250,000)
                                                        -----------   -----------

      Net cash provided (used) by investing
        activities                                           (6,648)      680,235
                                                        -----------   -----------

Cash flows from financing activities:
  Proceeds from notes payable                               624,950       818,326
  Proceeds from sale of common stock                        188,702         7,500
  Principal payment on note payable                        (289,600)     (423,263)

      Net cash provided (used) by financing activities      524,052       402,563
                                                        -----------   -----------

Increase (decrease) in cash and cash equivalents            152,019      (326,619)

Cash and cash equivalents at beginning of period             27,822       332,593
                                                        -----------   -----------

Cash and cash equivalents at end of period              $   179,841   $     5,974
                                                        ===========   ===========

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation

     General

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, Continued



1.   Basis of Presentation and Critical Accounting Policies, continued

     Film Costs

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


5.   Film Costs

     Film costs and related amounts capitalized at March 31, 2003, and related activity during the three months then ended were as follows:

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, Continued


5.   Film Costs, continued

     Three Months Ended March 31, 2003

                                                                        Development
                                                          In             and Pre-
                                        Released       Production       Production        Total
                                       ----------      ----------       ----------      ----------
Net film cost balance at
  December 31, 2002                    $  974,707      $  157,331       $  463,426      $1,595,464

Cost of acquiring film rights
  during the three months ended
  March 31, 2003                           34,164         164,808            9,666         208,638

Transfers of film costs between
  categories for the three
  months ended March 31, 2003             164,687        (164,687)              --              --
                                       ----------      ----------       ----------      ----------
    Net film cost balance between
      amortization and write-offs       1,173,558         157,452          473,092       1,804,102

Less film cost amortization and
  write offs during the three
  months ended March 31, 2003             164,687              --           90,362         255,049
                                       ----------      ----------       ----------      ----------
Net film cost balance at
  March 31, 2003                       $1,008,871      $  157,452       $  382,731      $1,549,053
                                       ==========      ==========       ==========      ==========

     Nine months ended March 31, 2003
                                                                        Development
                                                          In             and Pre-
                                        Released       Production       Production        Total
                                       ----------      ----------       ----------      ----------
Net film cost balance at
  June 30, 2002                       $  966,924      $  152,000       $  682,994       $1,801,918

Cost of acquiring film rights
  during the nine months ended
  March 31, 2003                          41,947         348,515          126,752          517,214

Transfers of film costs between
  categories for the nine months
  ended March 31, 2003                   355,532        (341,063)         (14,469)              --
                                      ----------      ----------       ----------       ----------
Total film costs incurred by the
  Company during the nine months
  ended March 31, 2003                   397,479           7,452          112,283          517,214

  Net film cost balance before
    amortization and write-offs        1,364,403         159,452          795,277        2,319,132

Less film cost amortization and
  write-offs during the nine
  months ended March 31, 2003            355,532           2,000          412,546          770,078
                                      ----------      ----------       ----------       ----------
Net film cost balance at
  March 31, 2003                      $1,008,871      $  157,452       $  382,731       $1,549,053
                                      ==========      ==========       ==========       ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, Continued

5.   Film Costs, continued

     Following is an analysis of film cost amortization and write-downs, by project and project type, for the three months and six months ended March 31, 2003:

                                            Three Months Ended              Six Months Ended
                                                 March 31,                       March 31,
                                           2003            2002            2003            2002
                                        ----------      ----------      ----------      ----------
Released Projects-Amortization
  Good Advice                           $       --      $  718,016      $       --      $1,018,016
  Held for Ransom                               --              --              --              --
  Speedway Junkie                               --              --              --         101,152
  Narc                                          --              --              --              --
  Ticker                                        --         176,586              --         176,586
  Other projects less than $10,000              --           4,768              --           6,168
                                        ----------      ----------      ----------      ----------
    Totals                                      --         899,370              --      $1,301,922
                                        ----------      ----------      ----------      ----------
In-Production

  Out for A Kill                                --              --         190,845              --
  Belly for the Beast                      164,687              --         164,687              --
                                        ----------      ----------      ----------      ----------
    Totals                                 164,687              --         355,532              --
                                        ----------      ----------      ----------      ----------

Projects in Development or Pre-
  Production-write offs

  Devil & Daniel Webster                        50              --         288,534              --
  Half Past Dead                                --             767           1,730          19,852
  Street Pirates                                --         100,644              --         101,644
  Concert of America                            --          35,200              --          35,200
  Life of Carmen Espisito                       --              --              --           8,120
  Irishman                                      --          14,326              --          14,326
  Other projects less than $10,000          90,307          35,200         124,282         139,832
                                        ----------      ----------      ----------      ----------
    Totals                                  90,362           7,466         414,546         318,974
                                        ----------      ----------      ----------      ----------
Total all projects                      $  255,044      $1,162,251      $  770,078      $1,620,986
                                        ==========      ==========      ==========      ==========


     The material films included in the net film costs at March 31, 2003 and June 30, 2002 are as follows:

                                            March 31,            June 30,
                                              2003                 2002
                                              ----                 ----

   Good Advice                                 46%                  33%
   Devil & Daniel Webster                       -                   15%
   Ticker                                       -                    5%
   After Sex                                    6%                   6%
   Held for Ransom                             10%                   9%
   Speedway Junkie                              7%                   6%
   Shottas                                     10%                   8%
   Badge                                        5%                   -
   Other projects less than 5%                 16%                  18%
                                              ---                  ---
     Total                                    100%                 100%
                                              ---                  ---

All write-offs during the three months ended March 31, 2003 and 2002 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED INANCIAL STATEMENTS, Continued

6.   Revenue

     Following is an analysis of film revenues, by project and other revenues for the three months and nine months ended March 31, 2003:

                                            Three Months Ended        Nine Months Ended
                                                March 31,                  March 31,
                                          2003          2002          2003          2002
                                        --------      --------      --------      --------
 Film Revenues:

 Film Production
  Speedway Junkie                       $     --      $     --      $     --      $250,000
  Devil and Daniel Webster                    --            --       375,000       250,000
                                        --------      --------      --------      --------
    Total film production                     --            --       375,000       500,000
                                        --------      --------      --------      --------
Producer Fees
  Try Seventeen                               --            --            --        60,000
  Cutaway                                     --            --            --        70,000
  Narc                                        --        16,667            --        16,000
  Speedway Junkie/Devil and Daniel
    Webster                                   --            --            --        60,000
  In God We Trust                             --            --            --        18,975
  Out for a Kill                              --         9,375       300,000            --
  Belly of the Beast                     250,000            --       250,000            --
  Wounderland                                 --            --        12,000            --
                                        --------      --------      --------      --------
    Total producer fees                  250,000        95,375       562,000       164,975
                                        --------      --------      --------      --------
    Total film revenue                   250,000       345,375       937,000       664,975

  Overhead fees                            1,500        23,529         5,000        23,529
    Other income:
      Royalty revenues                        --            --        12,500            --
      Other fees                          12,700            --        32,200            --
                                        --------      --------      --------      --------
        Total revenue                   $264,200      $368,904      $981,700      $688,504
                                        ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the Company's consolidated condensed financials statements and related notes included elsewhere in this report, and with our Annual Report on Form 10-KSB for the year ended June 30, 2002.

Information Regarding and Factors Affecting Forward-Looking Statements

We are including the following cautionary statement in this Form 10-QSB to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us, or on behalf of us. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements in this Form 10-QSB are forward-looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties. There can be no assurance, however, that our expectations, beliefs or projections will result, be achieved, or be accomplished.

Critical Accounting Policies and Estimates

Our discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions, and these differences may be material.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

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

Quarterly Fluctuations

Our revenue may be affected by the timing of sales , development and release of individual film projects. Accordingly, our quarterly results may fluctuate and the results of one quarter should not be deemed to be indicative of the results of any other quarter, or for the full fiscal year.

RESULTS OF OPERATIONS

Nine Months  Ended March 31,  2003  Compared to the Nine Months  Ended March 31,
2002

The Company's operating revenue for the nine months ended March 31, 2003 was $981,700 as compared to $758,279 for the nine months ended March 31,2002. This increase of $223,421 is mainly attributed to normal fluctuations that occur with respect to the Company's film revenues.

Costs relating to the operating revenues were $770,078 for the nine months ended March 31, 2003 as compared to $1,620,896 for nine months ended March 31, 2002. These costs were mainly represented by film amortization and write off of film costs for the respective time period and the write-offs and amortization of film costs during the periods are detailed by project in Note 5 to the unaudited consolidated condensed financial statements.

The Company's gross margin for the nine-month period ended March 31, 2003 was $211,622 as compared to $(862,617) for the same period ended March 31, 2002. The increase in gross margin is directly attributable to normal fluctuations that occur with respect to the Company's film revenues and related film amortization.

Selling, general and administrative expenses were $493,872 for the nine months ended March 31, 2003 as compared to $551,767 for the same period ended March 31, 2002. The decrease in selling, general and administrative expenses was attributable to cost containment measures and was a result of a combination of a reduction of corporate staffing, a reduction in production headcount and a reduction in rent expense resulting in a decrease in office space.

Other income and expense for the nine months ended March 31,2003 was primarily the result of interest expense of $17,816 as compared to net interest income of $9,750 for same period ending March 31, 2002. The decrease in interest income was a direct result of having no notes receivable for financing of film productions. Interest expense for the current period was $17,816 as compared to $7,500 for the period ended March 31, 2002. This increase in interest was due to an increase in note payable at March 31, 2003.

The Company reported a net loss of $(300,066) for the nine months ended March 31, 2003 as compared to a net loss of $(1,404,624) for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended March 31, 2003 amounted to $387,253 which mainly consists of our net loss for the period of $(300,066) offset primarily by film costs amortization of $770,078

Net cash used by investing activities for the Nine months ending March 31, 2003 amounted to $1,113 which consisted of a purchase of office furniture and office software.

Financing activities net used cash of $540,385 consisting a payment on notes payable of $211,822 offset mainly by loan from shareholders of $624,950.

CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2003 the Company has outstanding commitments of approximately $250,000.


ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
George Furla, Chief Executive Officer and Stanley Tepper, Chief Financial Officer, have concluded that our disclosure controls and procedures are appropriate and effective. They have evaluated these controls and procedures as of a date within 90 days of the filing date of this report of Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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


/s/  George Furla              Director, Chief Executive           May  20, 2003
-------------------------      Officer, President and Chief
     George Furla              Accounting Officer


/s/  Randell Emmett            Director, Chief Operating           May 20, 2003
 -------------------------     Officer
     Randell Emmett

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

     5. The registrant's other certifying officers and I have disclosed, basedon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 20, 2003

 /s/ George Furla
 ----------------------------
     George Furla
     Chief Executive Officer

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

     5. The registrant's other certifying officers and I have disclosed, basedon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 20, 2003

/s/ Stanley Tepper
--------------------------------------
Stanley Tepper
Chief Financial Officer