Form 10KSB
period 2003-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2003-10-16
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


                                   (Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to__________

                         Commission file number: 0-27063

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      -------------------------------------
                 (Name of small business issuer in its charter)


                                New Mexico                                           85-0206160
                                ----------                                           ----------
     (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

    8530 Wilshire Blvd Suite 420 Beverly Hills, Ca.                90211.
      (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (310) 659-9411

Securities registered pursuant to Section 12(b) of the Act:     (NONE)

Securities registered pursuant to Section 12(g) of the Act:     Common Stock

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
    -

Check if there is no disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had revenues of $ 1,005,441 for the fiscal year ended June 30, 2003.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2003 was approximately $ 2,963,772 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

 As of June 30, 2003, 24,187,536 shares of the issuer's common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

             Transitional Small Business Disclosure Format Yes    No X
                                                              ---   ---

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General Business Development
----------------------------

Family Room Entertainment Corporation (the "Company"(FMLY)), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb Resources Corporation. We are located in Beverly Hills, California , and are engaged in key aspects of motion picture entertainment, including production, production services, finance and distribution.

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

FMLY Feature Film Production

FMLY's feature film division, Emmett/Furla Films Productions Corporation, develops and produces low to medium budget films. FMLY's low to medium budget films to date have had production budgets ranging from less than $1 million to $25 million, although FMLY, from time to time, may produce and release films having higher or much higher budgets. FMLY's low-budget films are primarily targeted for direct distribution to the television and home video markets and its medium-budget films are generally targeted for initial theatrical release.

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

PICTURE                      INITIAL MEDIA                DELIVERY/RELEASE            PRINCIPAL TALENT
                                                               DATE
==============               ================             ================            =================
Speedway Junky               Theatrical                   September 2001              Jesse Bradford,
                                                                                      Jordan Brower,
                                                                                      Jonathan Taylor
                                                                                      Thomas, Tiffani
                                                                                      Amber Theissen,
                                                                                      Warren G, Daryl
                                                                                      Hannah
-----------------            ------------------           ------------------          ---------------------

Held For Ransom              Video/Cable                  August 2000                 Dennis Hopper,
                                                          (foreign and                Zachery Ty Bryan,
                                                          domestic)                   Kam Heskin, Jordan
                                                                                      Brower Randy
                                                                                      Spelling, Tsianina
                                                                                      Joelson, Morgan
                                                                                      Fairchild
-----------------            ------------------           ------------------          ---------------------
After Sex                    Video/Cable                  August 2000                 Brooke Shields,
                                                          (foreign and                Virginia Madsen,
                                                          domestic)                   D.B. Sweeney, Dan
                                                                                      Cortese, Maria
                                                                                      Pitillo, Johnathon
                                                                                      Schaech
-----------------            ------------------           ------------------          ---------------------
I'm Over Here Now            Pay-per-View/                March 2000                  Andrew "Dice" Clay
(produced                    Video
in conjunction
with an
 Independent
 Production
company)


PICTURE                      INITIAL MEDIA                DELIVERY/RELEASE            PRINCIPAL TALENT
                                                               DATE
==============               ================             ================            =================
Good Advice                  Video/Cable                  March 2001                  Charlie Sheen,
                                                          delivery date.              Angie Harmon,
                                                          December 2001               Denise Richards,
                                                          release date.               Rosanna Arquette,
                                                          (Domestic)                  & Jon Lovitz
-----------------            ------------------           ------------------          ---------------------
Ticker                       Video/Cable                  March 2001                  Tom Sizemore,
(produced                                                 delivery date.              Steven Seagal,
in conjunction                                            December 2001               Jamie Pressly, &
with an                                                   (Domestic release)          Dennis Hopper
Independent
Production
company)
-----------------            ------------------           ------------------          ---------------------
The Badge                    Video/Cable                  December 2001               Billy Bob Thornton,
(f/k/a Behind the                                         Delivery date.              Patricia Arquette, &
Sun)                                                      September 2002              Seal Ward
(produced                                                 (Domestic release)
in conjunction
with an
 Independent
Production
company
-----------------            ------------------           ------------------          ---------------------
Run for the Money            Video/Cable                  December 2001               Christian Slater, Val
(a/k/a In God We                                          (Delivery date)             Kilmer, Daryl
Trust)                                                    February 2002               Hannah, Bokeem
(produced                                                 (Domestic Release)          Woodbine, & Vern
in conjunction                                                                        Troyer
with an
 Independent
 Production
company)
-----------------            ------------------           ------------------          ---------------------
Half Past Dead               Theatrical                   June 2002                   Steven Seagal, Morris
(produced                                                 (Delivery date)             Chestnut, Ja Rule
in conjunction with                                       Scheduled for
an Independent                                            release November
Production                                                2002
company)
-----------------            ------------------           ------------------          ---------------------
Narc                         Theatrical                   October 2001                Ray Liotta, Jason
(produced                                                 (Delivery date)             Patric, Busta
in conjunction
with an                                                   Scheduled for               Rhymes
Independent                                               release December
Production                                                2002
company)
-----------------            ------------------           ------------------          ---------------------

PICTURE                      INITIAL MEDIA                DELIVERY/RELEASE            PRINCIPAL TALENT
                                                                DATE
==============               ================             ================            =================
The Devil and                Theatrical                   November 2002               Alec Baldwin, Anthony
Daniel Webster                                            (Delivery date.)            Hopkins, Jennifer
(produced                                                                             Love Hewitt
in conjunction with
an Independent
Production
company)
-----------------            ------------------           ------------------          ---------------------
Try Seventeen                Theatrical                   September 2002              Elijah Wood, Franka
(produced                                                 (Delivery date)             Potente, Mandy
in conjunction with                                                                   Moore
an Independent
Production
company)
-----------------            ------------------           ------------------          ---------------------
Shottas                      Theatrical                   March 2003                  Ky-Mani Marley,
                                                          (Delivery date)             Spragga Benz, Wyclef
                                                                                      Jean, Paul Campbell,
                                                                                      Louie Rankin
-----------------            ------------------           ------------------          ---------------------
Out for a Kill               Theatrical                   March 2003                  Steven Seagal
(produced                                                 (Delivery date)
in conjunction with
an Independent
 Production
company
=================            ==================           ==================          =====================

There is no assurance that any motion picture, which has not yet been released, will be released, that a change in the scheduled release dates of any such films will not occur or, if such motion picture is released, it will be successful. FMLY has various additional potential feature films under development. There is no assurance that any project under development will be produced.or that if produced, that it will be released or successful.


Employees

As of June 30, 2003, FMLY had 6 full-time employees, of whom 4 were engaged in development, production and distribution of theatrical based motion pictures. None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.


ITEM 2.  PROPERTIES

FMLY leases approximately 2,602 square feet at 8530 Wilshire Blvd Suite 420 Beverly Hills, California. The lease is a two year lease with a one year extension with monthly payments of $6,500.

ITEM 3.  LEGAL PROCEEDINGS

In January 2003, the director of the movie Good Advice claimed that Good Entertainment Services, Inc., a subsidiary of the Company, owes him an additional $50,000 in director's fees and has requested an arbitration with the Directors Guild of America. An arbitration date is approximately scheduled for March 2003. The Company feels that the claim is without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


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

                                        HIGH              LOW
                                         BID              BID
                                       -----             ----

Fiscal 2002

September 30, 2001                     $1.05             $0.45
December 31, 2001                      $0.75             $0.30
March 31, 2002                         $0.56             $0.25
June 30, 2002                          $0.51             $0.25

Fiscal 2003

September 30, 2002                     $0.54             $0.35
December 31, 2002                      $0.50             $0.23
March 31, 2003                         $0.27             $0.07
June 30, 2003                          $0.18             $0.09


To date, the FMLY has not declared or paid dividends on its common stock.

 As of June 30, 2003, there were approximately 1,109 shareholders of record of the FMLY's Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

None

Transfer Agent and Registrar
----------------------------

FMLY's transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on our financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. While we do not believe the adoption of this Statement will have a material impact on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition and accounting for film costs.

We account for revenue from the distribution of motion pictures as earned under the criteria established by American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 00-2. Our revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, we consider revenue earned when we have achieved all of the following:

     o    We have a valid sale or licensing agreement in place.
     o The motion picture is complete and in accordance with the agreement with the customer.
     o    The motion picture has been delivered or is deliverable.
     o    The license period has begun.
     o The revenue is fixed or determinable and collection is reasonably assured.

We also account for the capitalization of film costs under the criteria established by SOP 00-2. Film costs include costs to acquire, develop and/or produce feature motion pictures: mainly salaries, equipment, overhead, participation costs and exploitation costs. Production costs in excess of reimbursable amounts are capitalized. Once a film is released, any film production costs capitalized is amortized in the proportion that the revenue during the year for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary.
Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs are written down to their estimated net realizable value.

PLAN OF OPERATION

The short-term objective of the FMLY is to provide production related services in connection with and to produce genre specific moderate cost movies in the $1 to $25+ million range

The Company's long-term objectives are as follows

          1. To build a library of film rights and assets from which FMLY can earn revenue from.
          2. To continue to produce films and provide production services in connection with motion pictures containing high profile talent.
          3.   To produce films with Major and/or Mini-major studios.

Additionally, through Emmett Furla Films Productions Corp., Family Room Entertainment Corporation's business plan emphasized the expansion of film project development along with acquisitions and the commencement of new productions for the fiscal year 2004. Recent developments include the following:

     On May 28, 2003, the Company announced that it has joined forces with Iiya Salkind to develop and produce the feature film titled "The Abominable Snowman". The Company believes that the Abominable Snowman is a time tested and thought provoking title that, when combined with the passion Mr. Salkind has for the story and new technologies that are available to help make it a reality, could have the ingredients for a blockbuster franchise. On July 25, 2002, the Company announced that it had signed Hollywood Artist Crash McCreery to create the Abominable Snowman. "The Abominable Snowman" will be produced in association with Vallhalla Motion Picture's Gale Anne Hurd.

     On July 16, 2003 , the Company announced that Randall Emmett and George Furla will produce the motion picture, "Control" as part of under their fifteen-picture production/finance arrangement with Avi Lerner's Millennium Films. Ray Liotta and Willem Dafoe are set to star and Tim Hunter, who directed River's Edge is set to direct the picture. The screenplay for "Control" was written by Todd Slavkin and Darren Swimmer.

     "Control" is the story of a sociopathic killer on death row, played by Liotta, who's given a chance to live if he agrees to take part in a top secret chemical behavioral modification program run by a brilliant doctor, played by Dafoe. As the killer's personality begins to change, both he and the doctor must take drastic measures when the violent past comes back to haunt them both. "Control" began principal photography on August 24, 2003 in Eastern Europe.

     On August 4, 2003, the Company announced that they have closed a deal with Barstu Productions and Integrated Films and Management to create and produce a feature film which will re-envision one of Hollywood's classic horror films and a current cult favorite, The Amityville Horror. The new project by the Company, Barstu and Integrated will be a modern look at the myth of the Amityville Horror as told in the novel by Jay Anson on which the original 1979 movie, released by MGM, was based. When released by MGM in the United States in July of 1979, the original picture went on to a cumulative estimated U.S. box office of over $86,000,000. Steve Whitney of Integrated and Paul Mason of Barstu will produce the picture with the Company's Randall Emmett and George Furla. The producers are currently out to directors for the picture, which is scheduled to begin filming in early 2004.

     On September 4, 2003, the Company announced that it had acquired Beverly Brandt's novel "Room Service" and partnered with Gale Anne Hurd's Valhalla Motion Pictures to produce the picture. "Room Service" marks the third collaboration for the Company and Valhalla. The Company's Randall Emmett and George Furla with Gale Anne Hurd will produce the picture, which is currently out to writers. "Room Service" is a romantic comedy in the vein of "Maid in Manhattan". When spoiled young heiress Katya Morgan is disinherited by her father, she's forced to abandon her socialite lifestyle and take a job as a maid in the hotel where she once lived lavishly. Working to pay off her tab, she finds love along the way, and manages to pass tests secretly laid out in her father's will. When she earns back the inheritance she thought she'd never receive, she learns her greatest lesson: that sometimes getting what you don't want is the best reward of all.

     On September 4, 2003, the Company also announced that "Wonderland" starring Val Kilmer, Lisa Kudrow, Kate Bosworth and Dylan McDermott has been accepted into the 2003 Toronto International Film Festival and will have its world premier at the Festival. The Company's Randall Emmett and George Furla executive produced "Wonderland" which was directed by James Cox. Lions Gate will release the film theatrically in September.

     On September 5, 2003 the Company announced that it has signed a development deal with Val Kilmer. The Company's wholly owned subsidiary, Emmett/Furla Films will produce and Val Kilmer will star in a yet to be determined production, which will commence filming within twelve months.

FMLY has financed operations through the sale of common stock, through issuance of convertible debentures and through financing from major stockholders and financial institutions. In the near term, we anticipated that we rely entirely on outside sources of financing for film projects. In fiscal year 2000 we raised approximately $1,374,000 in the third quarter ending March 31, 2000 and $1,200,000 in the fourth quarter June 30, 2000 from a private placement of our common stock to qualified investors and current major shareholders. For the fiscal year 2001, FMLY obtained approximating $600,000 in the aggregate in debt financing from outside funding. Of this, $250,000 of debt has been retired. For the fiscal year 2003, FMLY obtained approximately $500,000 in the aggregate of debt financing from outside funding. During fiscal year 2003, FMY retired approximately $165,000 of the debt.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2003 Compared to Year Ended June 30, 2002
-------------------------------------------------------------

During the year ended June 30, 2003 FMLY generated revenue of $1,005,441 as compared to $816,142 for the year ended June 30, 2002 for an increase of 23%. The increase in revenues was a result of normal fluctuations in the producers fees and other income from film projects in which we are involved. FMLY did not engage in any large film project during fiscal 2003 as it continues to be engaged in the development of multiple projects that we believe will, in the long-term, give FMLY a steady flow of film or production fee revenues. $ 375,000 of FMLY's film revenue in 2003 was derived from producer film projects in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets. The remaining fiscal 2003 revenue of was generated from producer fees of $562,000 and royalties and other revenue of $68,411.

FMLYs operating costs for the year ended June 30, 2003 were $1,312,966 as compared to $2,742,877 for the year ended June 30, 2002, a decrease of $1,429,911. The decrease is a result of less released films production costs on the balance sheet to amortize as a result of FMLY focusing more on film development and packaging in 2003 as apposed to direct film production in 2002.

FMLY's gross profit (loss) for fiscal year 2003 was ($307,525) as compared to gross profit of ($1,926,735) for fiscal year 2002. The increase in our gross profit was a direct result of less released films production costs plus an increase in producer fees.

FMLY's selling, general administrative expenses for fiscal year 2003 was $1,528,170 as compared to $1,756,771 for fiscal 2002, for a decrease of $228,601. Our costs for fiscal 2003 consisted primarily of salaries and benefits of $243,695 Consulting fees of $871,000, D&O insurance of $45,000, Rent $40,658, telephone ansd cell phone $63,967, auditors $35,337, Public relations $2900, legal fees $12,945, offices supplies $11,619, film festival costd 428,178, computer consulting $11,841 depreciation $28,130 and miscellaneous of $1,524. Our costs for fiscal 2002 consisted primarily of salaries and benefits of $302,681, rent and occupancy costs of $81,024, general advertising and promotion costs of $97,283, a one time charge (cost) for stock option expense of $ 376,695, entertainment and travel of $26,641, loss on sale of marketable securities of $679,136 communications costs of $68,819, messenger and fright costs of $13,294, and other general and administrative costs of $ 131,188.

Liquidity and Capital Resources:
--------------------------------

Net cash used in operating activities in fiscal 2003 amounted to $364,769 as compared to $1,955,080 for fiscal 2002. The use of cash for fiscal year 2003 is mainly attributable to a net loss of $2,258,164 plus film costs of $555,383 offset by stock options of $ 642,864, film amortization write offs of $1,312,966, provision for doubtful accounts $131,393, provision foe debt amortization $348,738 and miscellaneous of $12,817.

Net cash used in investing activities for fiscal year 2003 amounted to ($21,081) as compared to net cash provided in investing of $932,925 in fiscal year 2002 for a net change of $943,006. This differences is attributable to proceeds of sale of marketable equity securities of $275,039, collections of notes receivable of $675,000 in fiscal 2002.

Financing activities provided net cash of $452,440 in fiscal 2003 compared with financing activities used net cash of $717,384 in fiscal year 2002. The decrease in fiscal 2003 was attributable mainly to payments on notes payable to shareholders and payments on a note payable to an investor. .

There is no expected or planned sale of significant equipment by the company. FMLY's work force is expected to remain at the same level over the next twelve months.

Subsequent Events:

On August 21, 2003 FMLY issued a one year 8% convertible note for $111,000 to the Churchill Capital Group. On October 8, 2003, this note was amended to change the conversion rate from floating to a fixed rate. The conversion rate is fixed at $.07 per share.

On October 9, 2003, FMLY entered into a subscription agreement calling for the issuance of two year 8% convertible securities in the aggregate of $500,000. The issuances are to take place in two traunchs, $300,000 on October 9, 2003 and the remaining $200,000 five days after the effectiveness of the registration statement which will be filed pursuant to this transaction. The convertible notes are convertible at a fixed rate of $.07 per share. Also issued as part of the funding were "A" and "B" warrants. "A" warrants are exercisable at $.13 per share and "B" warrants are exercisable at $.50 per share. There were two "A" warrants issued with rights to purchase 3,571,428 shares of common stock in the aggregate and two "B" warrants issued with rights to purchase 8.750.000 shares of common stock.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO AUDITED FINANCIAL STATEMENTS                                                                Page(s)

Report of Independent Accountants                                                                     F-3

Financial Statements

  Consolidated Balance Sheet as of June 30, 2003                                                      F-4

  Consolidated Statement of Operations for the years ended June 30, 2003 and 2002                     F-5

  Consolidated Statement of Stockholders' Equity for the years ended June 30, 2003 and 2002           F-6

  Consolidated Statement of Cash Flows for the years ended June 30, 2003 and 2002                     F-7

Notes to Consolidated Financial Statements                                                            F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMLY

Name                        Age              Executive Position Held

George Furla                43               Co-Chairman, Chief Executive
                                             Officer and President
Randall Emmett              32               Co-Chairman, Chief Operating
                                             Officer and Assistant  Secretary
Stanley Tepper              59               Chief Financial Officer



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

STANLEY TEPPER-CHIEF FINANCIAL OFFICER: Mr. Tepper has held senior management positions with various entities. During the period from February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior to that Mr Tepper has over 30 years of experience as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture, Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York. He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

The following table sets forth certain summary information regarding compensation paid by FMLY for services rendered during the fiscal years ended June 30, 2003 and 2002, respectively, to FMLY's Chief Executive Officer, President and Chief Financial Officer during such period.


                      Annual Compensation                               Long Term Compensation Awards
                     -------------------------------------------     ------------------------------------------
                                                   Other             Restricted  Securities
Name and                                           Annual             Stock       Underlying     All Other
Principal Position   Year   Salary    Bonus       Compensation(2)    Awards      Options(3)     Compensation(4)
------------------   ----   ------    -----       ---------------    ------      ----------     ---------------
George Furla         2003      0        0                0              0             0               0
Co-Chairman,         2002      0        0                0              0             0               0
Chief Executive      2001      0        0                               0         300,000             0
Officer and
President

Randall Emmett       2003      0        0                0              0             0               0
Co-Chairman          2002      0        0                0              0             0               0
Chief Operating      2001      0        0                0              0         300,000             0
Officer and
Assistant Secretary

Stanley Tepper       2003      0        0                0             0              0               0
Chief Financial      2002      0        0                0             0              0               0
Officer


OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                      ----------------------------------------------------------
                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                          NUMBER OF     % OF TOTAL                                    ANNUAL RATES OF STOCK
                         SECURITIES      OPTIONS         EXERCISE                      PRICE APPRECIATION
                         UNDERLYING     GRANTED TO       OR BASE                         FOR OPTION TERM
                           OPTIONS      EMPLOYEES         PRICE      EXPIRATION      ----------------------
                           GRANTED       IN 2003          ($/SH)        DATE             5%         10%
                      ---------------  -------------  -------------  ----------      ----------  ----------
George Furla                  0             0
Randall Emmett                0             0
Stanley Tepper                0             0


2002 OPTION EXERCISES AND YEAR-END OPTION HOLDINGS

The following table sets forth, with respect to the Named Executive Officers, information concerning the exercise of stock options during the year ended December 31, 2003, and the year-end value of unexercised options:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                   NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                          SHARES                      OPTIONS HELD AT             IN-THE-MONEY OPTIONS AT
                         ACQUIRED                      JUNE 30, 2003                 JUNE 30, 2003(1)
                            ON       VALUE       ----------------------------    --------------------------
NAME                     EXERCISE   REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
------------------       --------   --------     -----------    -------------    -----------  -------------

George Furla
Randall Emmett
Stanley Tepper

N/A


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2003 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.


Name and Address of                                  Number of Shares
    Beneficial Owner                                 Beneficially Owned          (1) Percentage
---------------------------                          ------------------------    --------------

George Furla
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                                         3,900,000                16.1%

Randall Emmett
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA.   90046                                         3,031,061                12.5%

Total                                                          6,931,061                28.6%
---------                                                     ----------               ------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As at June 30, 2000, George Furla has loaned FMLY under a Convertible Note Payable amounting to $350,000 (see Note 8 of Notes to Financial
Statements). Subsequently to June 30, 2000 George Furla has loaned the FMLY approximately an additional $ 850,000 under a Convertible Notes Payable.

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

         As of December 31, 2002 George Furla's loan to FMLY under a Note Payable had an outstanding balance of $440,129. Subsequently to December 31, 2002, George Furla has loaned FMLY approximately an additionally 10,000.
Additionally, subsequent to December 31, 2002, FMLY made a repayment of $150,000.

         As of June 30, 2002, Peter Benz loaned FMLY $17,000 under a Note Payable. Subsequent to June 30, 2002, this loan was repaid in full.

         As of June 30, 2002, Randall Emmett Loaned FMLY $50,000 under a Note Payable. Additionally, Randall Emmett, subsequent to June 30, 2002, has loaned FMLY approximately $2,000. As of June 30, 2002, approximately $ 12,000 has been repaid.

         As of December  31,  2002  Randall  Emmett's  loan to FMLY under a Note
Payable had an outstanding balance of $ 30,084. As of December 31, 2002 approximately $18,740 has been advanced and/or repaid.

         During the fiscal year ending June 30, 2002, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY's affiliation with third party film producers that began during fiscal 2002. FMLY paid George Furla $15,500 and Randall Emmett $17,250.

         During the six months ending December 31, 2002 FMLY received under certain contractual agreements, in relation to producer fees from affiliation with third party film producers that began during the six month period ending

  Through June 30, 2003, FMLY paid to George Furla $ 88,000 and Randall Emmett $121,500 for their share of the producer fees.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits


31.1   Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
                               (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
                               (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1   Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
                               (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2   Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
                               (Section 906 of the Sarbanes-Oxley Act of 2002)


(b) Reports on Form 8-K:

         Form 8-K filed September 18, 2002

Item 6.  Resignations of Registrant's Directors

Peter Benz has resigned as Director of the Family Room Entertainment Corporation Board of Directors effective September 16, 2002 for personal reasons. Mr. Benz has also resigned as Secretary and Treasurer of the Registrant effective September 16, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our financial statements for the years ended June 30, 2003 and 2002 have been audited by our principal accountant, Ham, Langston & Brezina, L.L.P., who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Ham, Langston & Brezina, L.L.P. The percentage of hours expended on the audit by persons other than full time, permanent employees of Ham, Langston & Brezina, L.L.P was zero.

Audit Fees

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Ham, Langston & Brezina, L.L.P, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $30,000 and $29,000, respectively.

Audit-Related Fees

      There were no fees billed to us in the previous two fiscal years for assurance and related services by Ham, Langston & Brezina, L.L.P that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

      Aggregate fees billed to us for the years ended June 30, 2003 and 2002 for professional services by Ham, Langston & Brezina, L.L.P tax compliance, tax advice, and tax planning were $3,200 and $3,100, respectively.

All Other Fees

      There were no aggregate fees billed the years ended June 30, 2003 and 2002 for products or other services by Ham, Langston & Brezina, L.L.P that are not reported in the previous three paragraphs.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Family Room Entertainment Inc.
By:     /s/ George Furla
   ---------------------
George Furla
Director, Chief Executive Officer and
President

Date October 15, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla       Director, Chief Executive Officer,       October 15, 2003
    -------------      President and Chief Accounting Officer
     George Furla

/s/ Randall Emmett     Director, Chief Operating Officer        October 15, 2003
    ---------------    Assistant Secretary
     Randall Emmett

/s/ Stanley Tepper     Chief Financial Officer                  October 15, 2003
    ---------------
     Stanley Tepper

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                TABLE OF CONTENTS

                                   ----------

                                                                         PAGE(S)

Report of Independent Accountants                                          F-3

Audited Financial Statements

  Consolidated Balance Sheet as of June 30, 2003 and 2002                  F-4

  Consolidated Statement of Operations for the
    years ended June 30, 2003 and 2002                                     F-5

  Consolidated Statement of Stockholders' Equity (Deficit)
    for the years ended June 30, 2003 and 2002                             F-6

  Consolidated Statement of Cash Flows for the
    years ended June 30, 2003 and 2002                                     F-7

Notes to Consolidated Financial Statements                                 F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Stockholders and Board of Directors
Family Room Entertainment Corporation:


We have audited the accompanying balance sheets of Family Room Entertainment Corporation (the "Company") as of June 30, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Ham, Langston & Brezina, L.L.P.


Houston, Texas
October 13, 2003

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003

                                    --------


     ASSETS                                                               2003                   2002
     ------                                                           ------------             ------------

Cash and cash equivalents                                             $     94,412             $     27,822
Accounts receivable, net                                                    50,000                  131,239
Film costs, net                                                          1,044,435                1,801,918
Property and equipment, net                                                 44,427                   51,476
Prepaid expenses and other                                                  38,151                    8,836
                                                                      ------------             ------------


      Total assets                                                    $  1,271,425             $  2,021,291
                                                                      ============             ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Notes payable                                                         $  1,191,650             $  1,075,647
Accounts payable and accrued liabilities                                   198,181                  160,253
                                                                      ------------             ------------


      Total liabilities                                                  1,389,831                1,235,900
                                                                      ------------             ------------


Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock; $0.10 par value;
    5,000,000 shares authorized; no shares issued
    and outstanding                                                           --                       --
  Common stock; $0.10 par value; 200,000,000 shares
    authorized; 24,187,536 and 18,245,487 shares
    issued and outstanding at June 30, 2003 and
    2002, respectively                                                   2,418,754                1,866,049
  Additional paid in capital                                            10,530,831                9,777,165
  Deferred compensation                                                     (5,437)                 (37,333)
  Subscription receivable                                                     --                    (16,000)
  Accumulated deficit                                                  (13,062,554)             (10,804,490)
                                                                      ------------             ------------


    Total stockholders' equity (deficit)                                  (118,406)                 785,391
                                                                      ------------             ------------


      Total liabilities and stockholders' equity (deficit)            $  1,271,425             $  2,021,291
                                                                      ============             ============










                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                   ----------


                                                              2003                    2002
                                                           -----------             ---------


Film revenue                                            $  1,005,441             $    816,142


Operating cost - amortization of film costs                1,312,966                2,742,877
                                                        ------------             ------------


      Gross profit                                          (307,525)              (1,926,735)


Selling, general and administrative                        1,528,170                1,756,771
                                                        ------------             ------------


      Loss from operations                                (1,835,695)              (3,683,506)
                                                        ------------             ------------


Other income (expenses):
  Interest income                                               --                    218,124
  Interest expense                                          (422,469)                 (80,000)
  Loss on marketable equity securities                          --                   (679,136)
                                                        ------------             ------------


    Total other income (expenses), net                      (422,469)                (541,012)
                                                        ------------             ------------


      Loss before benefit from income taxes               (2,258,164)              (4,224,518)

Benefit from income taxes                                       --                      6,500
                                                        ------------             ------------


      Net loss                                          $ (2,258,164)            $ (4,218,018)
                                                        ============             ============


Weighted average number of common shares
  Outstanding - basic and fully diluted                   21,956,242               18,638,884
                                                        ============             ============


Net income (loss) per common share-basic and
  fully diluted                                         $      (0.10)            $      (0.23)
                                                        ============             ============









                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                   ----------



                                                    COMMON STOCK                       ADDITIONAL
                                            --------------------------------             PAID-IN              DEFERRED
                                              SHARES                AMOUNT               CAPITAL            COMPENSATION
                                            ----------            ----------            ----------            --------
Balance at June 30, 2001                    18,245,487            $1,824,549            $9,157,172            $(52,000)

Common stock issued for cash                   157,080                15,708                57,792                --

Exercise of stock options                       15,000                 1,500                 6,000                --

Re-pricing of compensatory stock
  options                                         --                    --                 406,828              14,667

Common stock issued for legal
  Services                                     242,920                24,291                89,374                --

Value of conversion feature
  associated with convertible
  debt                                            --                    --                  60,000                --

Net loss                                          --                    --                    --                  --
                                            ----------            ----------            ----------            --------



Balance at June 30, 2002                    18,660,487            $1,866,048            $9,777,166            $(37,333)
                                            ==========            ==========            ==========            ========





                                             SUBSCRIPTION           ACCUMULATED
                                              RECEIVABLE              DEFICIT                  TOTAL
                                              --------             ------------             -----------
Balance at June 30, 2001                      $   --               $ (6,586,472)            $ 4,343,249

Common stock issued for cash                   (16,000)                    --                    57,500

Exercise of stock options                         --                       --                     7,500

Re-pricing of compensatory stock
  options                                         --                       --                   421,495

Common stock issued for legal
  Services                                        --                       --                   113,665

Value of conversion feature
  associated with convertible
  debt                                            --                       --                    60,000

Net loss                                          --                 (4,218,018)             (4,218,018)
                                              --------             ------------             -----------



Balance at June 30, 2002                      $(16,000)            $(10,804,490)            $   785,391
                                              ========             ============             ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                   ----------

                                                  COMMON STOCK                         ADDITIONAL
                                          --------------------------------              PAID-IN                DEFERRED
                                            SHARES                AMOUNT                CAPITAL              COMPENSATION
                                          ----------            ----------            ------------             --------
Balance at June 30, 2002                  18,660,487            $1,866,048            $  9,777,166             $(37,333)

Collection of subscription
  receivable                                    --                    --                      --                   --

Interest expense recognized
  on loan from stockholder
  with below market interest
  rate                                          --                    --                    26,228                 --

Compensatory stock options
  subject to variable
  accounting                                    --                    --                  (367,832)              26,460

Amortization of deferred
  Compensation                                  --                    --                      --                  5,436

Value of beneficial conversion
  feature on convertible debt                   --                    --                   256,000                 --

Value of stock warrants issued
  with convertible debt                         --                    --                    83,175                 --

Common stock issued for cash               2,000,000               200,000                 (50,000)                --

Common stock issued for legal
  and consulting services,
  including issuances for cash
  at below market value. Total
  cash received was $145,000               3,316,000               331,600                 792,200                 --

Common stock issued upon
  conversion of debt                         211,049                21,106                  13,894                 --

Net loss                                        --                    --                      --                   --
                                          ----------            ----------            ------------             --------



Balance at June 30, 2003                  24,187,536            $2,418,754            $ 10,530,831             $ (5,437)
                                          ==========            ==========            ============             ========


                                            SUBSCRIPTION           ACCUMULATED
                                             RECEIVABLE              DEFICIT                  TOTAL
                                             --------             ------------             -----------
Balance at June 30, 2002                     $(16,000)            $(10,804,490)            $   785,391

Collection of subscription
  receivable                                   16,000                     --                    16,000

Interest expense recognized
  on loan from stockholder
  with below market interest
  rate                                           --                       --                    26,228

Compensatory stock options
  subject to variable
  accounting                                     --                       --                  (341,372)

Amortization of deferred
  Compensation                                   --                       --                     5,436

Value of beneficial conversion
  feature on convertible debt                    --                       --                   256,000

Value of stock warrants issued
  with convertible debt                          --                       --                    83,175

Common stock issued for cash                     --                       --                   150,000

Common stock issued for legal
  and consulting services,
  including issuances for cash
  at below market value. Total
  cash received was $145,000                     --                       --                 1,123,800

Common stock issued upon
  conversion of debt                             --                       --                    35,000

Net loss                                         --                 (2,258,164)             (2,258,164)
                                             --------             ------------             -----------



Balance at June 30, 2003                     $   --               $(13,062,654)            $  (118,506)
                                             ========             ============             ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

                                   -----------

                                                                                            2003                    2002
                                                                                        -----------             -----------

Cash flows from operating activities:
  Net loss                                                                              $(2,258,164)            $(4,218,018)
  Adjustment to reconcile net loss to net cash used by operating activities:
    Compensatory stock options and stock issuances                                          642,864                 535,160
    Imputed interest on below market interest loans
      from stockholders                                                                      26,228
    Film cost amortization and write-offs                                                 1,312,966               2,742,877
    Depreciation                                                                              8,446                   7,563
    Software amortization                                                                    19,684                  17,013
    Provision for doubtful accounts                                                         131,396                    --
    Amortization of debt costs                                                              348,738                  60,000
    Accretion of discount                                                                      --                  (196,500)
    Loss on marketable equity securities                                                       --                   679,136
    Change in operating assets and liabilities:
      Accounts receivable                                                                   (50,157)                 21,313
      Prepaid expenses and other assets                                                     (29,315)                 43,045
      Additions to film costs                                                              (555,383)             (1,682,797)
      Accounts payable and accrued liabilities                                               37,928                  42,628
      Income taxes payable                                                                     --                    (6,500)
                                                                                        -----------             -----------


          Net cash used by operating activities                                            (364,769)             (1,955,080)
                                                                                        -----------             -----------


Cash flows from investing activities:
  Proceeds from sale of marketable equity securities                                           --                   275,039
  Collection of notes receivable                                                               --                   675,000
  Purchase of property and equipment                                                        (21,081)                (17,114)
                                                                                        -----------             -----------


          Net cash provided (used) by investing activities                                  (21,081)                932,925
                                                                                        -----------             -----------


Cash flows from financing activities:
  Proceeds from notes payable to stockholders                                               418,785                 440,883
  Proceeds from bank line of credit                                                          37,500                 460,436
  Proceeds from convertible debentures                                                      397,500                 200,000
  Proceeds from sale of common stock                                                        295,000                  65,000
  Collection of subscription receivable                                                      16,000                    --
  Payments on notes payable to stockholders                                                (510,434)               (123,935)
  Payments on bank line of credit                                                          (201,911)                   --
  Payments on note payable to an investor                                                      --                  (325,000)
                                                                                        -----------             -----------


          Net cash provided by financing activities                                         452,440                 717,384
                                                                                        -----------             -----------


Increase (decrease) in cash and cash equivalents                                             66,590                (304,771)

Cash and cash equivalents at beginning of year                                               27,822                 332,593
                                                                                        -----------             -----------


Cash and cash equivalents at end of year                                                $    94,412             $    27,822
                                                                                        ===========             ===========



                   The accompanying notes are an integral part of these consolidated financial statements

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

1.     GENERAL

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

       ADVERTISING COSTS

       All costs related to general advertising are charged to expense as incurred. During the years ended June 30, 2003 and 2002, the Company incurred general advertising costs totaling $6,289 and $4,652, respectively.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       NET LOSS PER COMMON SHARE

       Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2003 or 2002 because the effect would be anti-dilutive.

       STOCK-BASED COMPENSATION

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

       COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2003 and 2002, the Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

       RECLASSIFICATIONS

       Certain amounts included in the financial statements for 2002 have been reclassified to conform to 2003 financial statement presentation.

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       CONCENTRATION OF CREDIT RISK

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

       Accounts receivable arise primarily from transactions with customers in California. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is not required for credit granted. Accounts receivable at June 30, 2003 arose from transactions with a single customer.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have any impact on the Company's results of operations or financial position.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have any impact on the Company's results of operations or financial position.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED

       In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

       In October  2002,  the FASB  issued  Statement  of  Financial  Accounting
       Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS, CONTINUED

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure  about the  effects  on  reported  net  income of an  entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 beginning in January 2003.

       In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 is not expected to have any impact on the Company's results of operations or financial position.

       In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 is not expected to have any impact on the Company's results of operations or financial position.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


3.     ACCOUNTS RECEIVABLE

       Accounts receivable at June 30, 2003 consisted of the following:

                                                                                2003                2002
                                                                             ----------          ----------

       Accrued receivables from film distribution                            $  132,500          $  131,239
       Less allowance for doubtful accounts                                     (82,500)               -
                                                                             ----------          ----------

                                                                             $   50,000          $  131,239
                                                                             ==========          ==========


       Two customers account for all receivables at both June 30, 2003 and 2002 (See Note 12).

4.     FILM COSTS

       Film costs and related amounts capitalized at June 30, 2003, and related activity during each of the two years in the period then ended were as follows:

                                                                                    DEVELOPMENT
                                                                      IN             AND PRE-
                                                   RELEASED       PRODUCTION        PRODUCTION         TOTAL


       Net film cost balance at June 30,
         2001                                     $1,033,820      $     -           $1,828,178       $2,861,998
                                                  ----------      ----------        ----------       ----------

       Cost of acquiring film rights
         in 2002                                        -               -              624,444          624,444

       Production costs incurred during
         2002                                           -          1,043,293              -           1,043,293

       Interest cost capitalized during
         2002                                           -             15,060              -              15,060

       Transfers of film costs between
         categories in 2002                        1,814,612        (830,807)         (983,805)            -
                                                  ----------      ----------        ----------       ----------

       Total film costs incurred and
         paid by the Company during
         2002                                      1,814,612         227,546          (359,361)       1,682,797
                                                  ----------      ----------        ----------       ----------

       Net film cost balance before
         2002 amortization and write
         offs                                      2,848,432         227,546         1,468,817        4,544,795

       Less film cost amortization and
         write offs during 2002                    1,881,508          75,546           785,823        2,742,877
                                                  ----------      ----------        ----------       ----------

       Net film cost balance at June 30,
         2002                                     $  966,924      $  152,000        $  682,994       $1,801,918
                                                  ==========      ==========        ==========       ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

4.     FILM COSTS, CONTINUED

       Film costs and related amounts capitalized at June 30, 2003, and related activity during each of the two years in the period then ended were as follows:

                                                                                    DEVELOPMENT
                                                                      IN             AND PRE-
                                                   RELEASED       PRODUCTION        PRODUCTION         TOTAL


       Net film cost balance at June 30,
         2002                                        966,924         152,000           682,994        1,801,918

       Cost of acquiring film rights
         in 2003                                        -               -              100,000          100,000

       Production costs incurred during
         2003                                           -               -              455,483          455,483

       Transfers of film costs between
         categories in 2003                          183,312          22,083          (205,395)          -
                                                   ---------      ----------         ----------      ---------

       Total film costs incurred and
         paid by the Company during
         2003                                        183,312          22,083           350,088          555,483
                                                  ----------      ----------         ----------      ----------

       Net film cost balance before
         2003 amortization and write
         offs                                      1,150,236         174,083         1,033,082        2,357,401

       Less film cost amortization and
         write offs during 2003                      378,073            -              934,893        1,312,966
                                                  ----------      ----------        ----------       ------------

       Net film cost balance at June 30,
         2003                                     $  772,163      $  174,083        $   98,189       $1,044,435
                                                  ==========      ==========        ==========       ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

4.     FILM COSTS, CONTINUED

       Following is an analysis of film cost amortization and write-downs, by project and project type, for the years ended June 30, 2003 an 2002:

                                                       2003              2002
                                                    ----------        ----------

       RELEASED PROJECTS - AMORTIZATION

        Held for Ransom                             $     -            $   2,698
        Good Advice                                   376,725          1,177,959
        Speedway Junkie                                   -              163,427
        Badge                                             -                3,656
        Narc                                            1,348             84,075
        Ticker                                            -              317,750
        Hard Money(a/k/a In God We Trust)                 -              131,943
                                                    ----------        ----------


          Totals                                      378,073          1,881,508
                                                    ----------        ----------


       PROJECTS IN DEVELOPMENT, IN-PRODUCTION, OR PRE-PRODUCTION - WRITE OFFS

        Devil and Daniel Webster                      288,535                -
        Street Pirates                                    -              100,644
        Grizzly Wilderness Project                        -              352,602
        Half Past Dead                                  1,747
        Out for a Kill                                191,620                -
        Belly of the Beast                            164,777                -
        Total of other individual projects with
          costs less than $100,000                    288,214            408,123
                                                   ----------         ---------

          Totals                                      934,893            861,369
                                                   ----------        ----------

       Total all projects                          $1,312,966        $ 2,742,877
                                                   ==========        ==========



       Following is the percentage make-up of net film costs at June 30, 2003 and 2002:

                                                              2003          2002
                                                              -----        -----

       Good Advice                                             32%           33%
       Speedway Junkie                                         10             6

       After Sex                                                9             6
       Held for Ransom                                         15             9
       Shottas                                                 15             8
       Total of other individual projects less than 5%         19            23
                                                              ---           ---

                                                              100%          100%
                                                              ===           ===

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

4.     FILM COSTS, CONTINUED

       All write-offs during the years ended June 30, 2003 and 2002 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

       Following is an analysis of revenues, by project, for the years ended June 30, 2003 and 2002:

                                                     2003                2002
                                                  ----------          ----------

       FILM PRODUCTION

         Speedway Junkie                          $     -             $  250,000
         Devil and Daniel Webster                    375,000             250,000
                                                  ----------          ----------

           Total film production                     375,000             500,000
                                                  ----------          ----------


       PRODUCER FEES

         Out for a Kill                              300,000                -
         Belly of the Beast                          250,000                -
         Wonderland                                   12,000                -
         Held for Ransom                                -                 55,000
         Speedway Junkie                                -                 30,000
         Devil and Daniel Webster                       -                 30,000
         Narc                                           -                 16,000
         Try Seventeen                                  -                 60,000
         In God We Trust                                -                 28,350
         Cutaway                                        -                 70,000
                                                  ----------          ----------

           Total producer fees                       562,000             289,350
                                                  ----------          ----------

             Total film revenue                      937,000             789,350

       ROYALTIES AND OTHER REVENUE                    68,441              26,792
                                                  ----------          ----------

           Total revenue                          $1,005,441          $  816,142
                                                  ==========          ==========


5.     PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 2003 and 2002 consisted of the following:


                                                              LIFE              2003                2002
                                                             -------         ----------          ----------

       Office furniture and equipment                        7 years          $    8,533         $    4,436
       Computer equipment                                    5 years              41,175             36,482
       Software                                              3 years              68,781             56,490
                                                                              ----------         ----------

                                                                                 118,489             97,408
       Less accumulated depreciation
         and amortization                                                        (74,062)           (45,932)
                                                                              ----------         ----------

                                                                              $   44,427         $   51,476
                                                                              ==========         ==========

                                      F-18

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


5.     PROPERTY AND EQUIPMENT, CONTINUED

       During the years ended June 30, 2003 and 2002, depreciation and amortization expense was $28,130 and $24,576, respectively.


6.     NOTES PAYABLE

       Notes payable at June 30, 2003 consisted of the following:

                                                                                     2003             2002
                                                                                  ----------       ----------
       Note payable to a bank under a $322,936 revolving line of credit that was converted  to a term loan,  bearing  interest at the bank's  prime rate
         (4.00%  at June  30,  2003)  plus  1.5%  per  year  and due in  monthly installments  of $5,382 plus interest  through  January 15, 2008.  This note is collateralized  by the guarantees of two major  stockholders of the Company including the Company's
         Chief Executive Officer                                                  $  296,025       $  460,436

       Notes    payable     (the     "Stockholder     Note")    to    a    major
         stockholder/director/officer  of the Company. This note is non interest bearing,  un-collateralized and is due on demand.  Interest expense has been imputed on this and other below market interest notes to
         major stockholder/officers of the Company.                                  323,562          415,211

       Note payable  under a $500,000  convertible debt agreement with Alpha
         Capital Aktiengesellschaft (the "Holder"). The note bears interest at a stated annual rate of 8% per year and provides for quarterly payments of interest beginning June 30, 2003 and ending on January 10, 2004, the maturity date of the note. This note and related accrued interest are convertible, at the election of the Holder, into share of the Company's common stock at the lower of; a) $0.30 (per share or; b) 65% of the average of the three lowest closing bid prices over the thirty trading days preceding the conversion date as reported by Bloomberg financial for the principal market on which the Company's common stock trades.
         This beneficial conversion feature has been valued at $256,000. The
         Holder was also issued five year warrants to acquire; a) 750,000 shares of the Company's common stock at a purchase price of $0.35 per share and; b) 2,500,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants issued to the Holder in connection with the funding of the convertible debt have been valued at $83,175. Due to the very high exercise price, the 2,500,000 warrants had no value at the date of note origination; however the 750,000 warrants had a value of approximately $0.11 per share using the Black-Scholes option pricing model and assumptions of risk free interest rate of 3.5%,

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------



6.     NOTES PAYABLE, CONTINUED

         volatility of 70%, strike price of $0.35, stock price of $0.22 and term of 5 years.  The Company paid legal fees,  commissions  and other costs totaling $102,500 in connection with the origination of the convertible debt. These fees and the value of warrants issued to originate the debt have been  treated as loan costs and are being  recognized  as interest expense over the term of the debt using the effective yield method. The value of the  beneficial  conversion  feature  has been  recognized  as interest expense at the date of origination because the debt conversion is at the discretion of the Holder and,  accordingly,  the  origination date represents the
         earliest date that the debt can be converted.                               500,000             -

       Note  payable  under a  $200,000  convertible  debt  Agreement  with  the
         "Holder. The note bears interest at a stated annual rate of 5% per year and provides for quarterly payments of interest beginning  September 1,
         2001 and ending on September  30, 2006,  the maturity date of the note.
         This note and related accrued interest are convertible, at the election of the Holder,  into share of the Company's  common stock at 70% of the average of the three lowest  closing bid prices over the thirty trading days preceding the conversion  date as reported by Bloomberg  financial for the principal  market on which the  Company's  common stock trades.
         This beneficial  conversion  feature was valued at $60,000.  The Holder was also issued five year  warrants  to acquire  250,000  shares of the
         Company's  common  stock at a  purchase  price  of 110% of the  closing market price on the date of exercise. The warrants issued to the Holder in connection with the funding of the convertible  debt were not valued because their  exercise will always be in excess of market price of the
         Company's  common stock. The Company fees of $20,000 in connection with the  origination  of  this  convertible  debt.  These  fees  are  being recognized  as  interest  expense  over the term of the debt  using the effective yield method. The value of the beneficial  conversion feature has been  recognized  as  interest  expense at the date of  origination because the debt  conversion  is at the  discretion  of the Holder and, accordingly, the origination date represents the
         earliest date that the debt can be converted.                               165,000          200,000
                                                                                  ----------       ----------

         Total contractual balance                                                 1,284,587        1,075,647

         Less un-amortized loan costs                                                (92,937)            -
                                                                                  ----------       ----------

                                                                                  $1,191,650       $1,075,647
                                                                                  ==========       ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


6.     NOTES PAYABLE, CONTINUED

       During the year ended June 30, 2003, the Company, based on requests from the Holder, issued 211,049 shares of common stock to convert $35,000 of convertible debt to equity. This conversion resulted in a $35,000 decrease in the balance of the convertible debenture with an original face value of $200,000.

       Future annual maturities of notes payable at June 30, 2003 were as follows:

         YEAR ENDED
          JUNE 30,                                                      AMOUNT

            2004                                                    $   795,209
            2005                                                         64,584
            2006                                                        229,584
            2007                                                         64,584
            2008                                                         37,689
                                                                    -----------

                                                                    $ 1,191,650


       Interest incurred during the years ended June 30, 2002 and 2001 was as follows:

                                                      2003              2002
                                                   ----------        ----------

         Interest charged to expense               $  422,468        $   80,000

         Interest capitalized in film costs              -               71,527
                                                   ----------        ----------

         Total interest incurred                   $  422,468        $  151,527
                                                    ==========       ==========

         Interest expense paid in cash             $   20,741        $   70,000
                                                   ==========        ==========


       The Company periodically raises capital to participate in film projects that management feels will provide good current returns to the Company and the potential for participation in future profits. In its capital raising activities the Company is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the years ended June 30, 2002 is $21,527, respectively, of interest expense paid or payable to a major stockholder/officer of the Company. Also included in interest expense during the years ended June 30, 2003 and 2002 is $348,738 and $80,000, respectively, of interest expense related to the amortization of loan origination costs and discounts on the Investor Notes.


7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities at June 30, 2003 consisted of the following:
                                                        2003  _          2002  _
                                                     ----------       ----------

       Accounts payable                              $   85,239       $   45,570
       Accrued film costs                                81,400           81,400
       Accrued professional fees and other               31,542           33,283
                                                     ----------       ----------

                                                     $  198,181       $  160,253
                                                     ==========       ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


8.     INCOME TAXES, CONTINUED

       The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $7,042,000, which expire in 2003 through 2023. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company's common stock severely limited the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

       The composition of deferred tax assets and the related tax effects at June 30, 2003 and 2002 are as follows:
                                                      2003  _          2002  _
                                                   ----------       ----------
       Deferred tax assets:
         Net operating losses                      $2,394,581       $2,037,960
         Accounts receivable - allowance
           for doubtful accounts                       28,050             -
         Valuation allowance                       (2,419,631)      (2,032,960)
                                                   ----------       ----------

           Total deferred tax assets                    3,000            5,000

       Deferred tax liabilities:
         Basis of property and equipment                3,000            5,000
                                                   ----------       ----------

             Net deferred tax asset                $     -          $     -
                                                   ==========       ==========



       The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income
       (loss) for the years ended June 30, 2003 and 2002 is as follows:

                                                                 2003                           2002
                                                        ------------------------       -----------------------
                                                          AMOUNT             %           AMOUNT            %
                                                        ----------         -----       ----------        -----

       Benefit (provision) for income
         tax at federal statutory rate                  $  767,775           34%       $1,445,267          34%
       Non-deductible stock based
       Compensation                                       (216,874)         (10)         (181,954)         (4)
       Non-deductible loan costs                          (101,146)          (4)          (20,400)         (-)
       Other, including non-deductible
       business meals and entertainment                    (63,084)          (3)          174,686           4
       Change in valuation allowance                      (386,671)         (17)       (1,411,099)        (34)
                                                        ----------          ---        ----------         ---

                                                        $     -              - %       $    6,500          - %
                                                        ==========          ===        ==========         ===

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

8.     INCOME TAXES, CONTINUED

       The benefit from income taxes for the years ended June 30, 2003 and 2002 consist of the following:
                                                      2003             2002
                                                   ----------       ----------

       Current portion:
         State                                     $     -          $    1,500
         Federal                                         -               5,000
                                                   ----------       ----------

                                                         -               6,500
                                                   ----------       ----------

       Deferred benefit:
         State                                           -                -
         Federal                                         -                -
                                                   ----------       ----------

       Total benefit from income taxes             $     -          $    6,500
                                                   ----------       ==========


       The Company made no cash payments for income taxes during the years ended June 30, 2003 or 2002.


9.     COMMITMENTS

       LEASE AGREEMENT

       The Company operates in leased facilities under a three year lease agreement with a current base rental rate of approximately $6,500 per month. The lease agreement provides for two, one year extension options and requires the payment of certain common area expenses. Total rent expense under operating leases for the years ended June 30, 2003 and 2002 was $62,218 and $81,024, respectively.


       Future  annual  minimum  lease  payments  under  operating   leases  with
       remaining lease terms of greater than one year are summarized as follows:

        YEAR ENDED
         JUNE 30,

           2004                                                 $   70,546
           2005                                                 $   74,074
           2006                                                     44,077
                                                                ----------

                                                                $  188,697
                                                                ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

10.    STOCKHOLDERS' EQUITY

       COMMON STOCK

       During the year ended June 30, 2003, the Company issued 3,316,000 shares of common stock for consulting services and to its legal counsel. The
       Company originally issued 3,000,000 of the shares to consultants for subscriptions receivable of $0.25 per share; however, the Company, after issuance of the shares received only $145,000 in cash. Accordingly, the shares were valued at the $0.35 market value at the date of the consulting agreements and consulting expense of $905,000 recognized. The $905,000 represents the difference between the $1,050,000 fair value of the shares and the $145,000 received.

       During the year ended June 30, 2002, the Company issued 400,000 shares of common stock to its legal counsel for $57,500 of cash and a receivable of $16,000 that was collected subsequent to year end.

       STOCK OPTIONS

       The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company's business and to enhance the ability to attract and retain the services of qualified persons. The issuance of stock options is approved by the Board of Directors. The exercise price of an option granted is generally determined by the fair market value of the stock on the date of grant; however, certain options granted during the year ended June 30, 2002 and 2001 included below market exercise prices and the Company recognized $461,762 and $34,250, respectively, of compensation related to those grants and repricing of existing options.

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

       Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.0%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 100%; and a weighted-average expected life of the options of 3 years.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

10.    STOCKHOLDERS' EQUITY, CONTINUED

       STOCK OPTIONS, CONTINUED

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

       For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the option's vesting period or expected life. The Company's proforma information follows:



                                                        2003           2002
                                                     ----------     ----------

         Net income (loss) as reported               $(2,258,164)   $(4,250,785)
         Proforma net income (loss)                  $(2,258,164)   $(4,375,650)
         Proforma basic and dilutive net income
           (loss) per common share                   $     (0.10)   $     (0.24)


       A summary of the Company's stock option activity and related information for the years ended June 30, 2002 and 2001 follows:

                                                NUMBER OF
                                                 SHARES
                                                  UNDER         WEIGHTED-AVERAGE
                                                 OPTIONS         EXERCISE PRICE

       Outstanding at June 30, 2001            1,940,000            $0.50*

       Granted                                   160,000            $0.25
       Exercised                                 (15,000)           $0.50
       Forfeited                                     -
                                               ---------

       Outstanding at June 30, 2002            2,085,000            $0.25

       Granted                                       -                 -
       Exercised                                     -                 -
       Forfeited                                     -                 -
                                               ---------

       Outstanding at June 30, 2003            2,085,000            $0.25
                                               =========

       The weighted-average fair value of options granted during the year ended June 30, 2002 was approximately $0.28. During the year ended June 30, 2002, all options were re-priced to bear an exercise price of $0.25 per share. The re-pricing of options resulted in a charge to compensation expense of $421,495 and subjected the related options to variable accounting.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

10.    STOCKHOLDERS' EQUITY, CONTINUED

       STOCK OPTIONS, CONTINUED

       All options outstanding at June 30, 2003 are exercisable. A summary of outstanding stock options at June 30, 2003, follows:

                                                                      REMAINING
                                                                     CONTRACTUAL
           NUMBER OF SHARES              EXPIRATION DATE             LIFE (YEARS)         EXERCISE PRICE
           ----------------              ---------------             ------------         --------------

               460,000                   February 2004                   0.6                  $0.25
             1,480,000                   April 2005                      1.8                   0.25
                45,000                   December 2006                   3.5                   0.25
               100,000                   June 2007                       3.9                   0.25
             ---------

             2,085,000
             =========

       STOCK COMPENSATION PLAN

       On September 20, 2002, the Company adopted the Family Room Entertainment Corporation 2002 Stock Compensation Plan (the "Plan") under which a total of 4,451,000 shares of the Company's stock were reserved for awards to officers, directors, key employees and consultants. The Option Plan is administered by the Company's board of directors and is designed to provide the Company with a means of compensating selected key employees (including officers and directors) and consultants to the Company and its subsidiaries for services rendered in connection with the development of Family Room Entertainment Corporation. At June 30, 2003, the Company had granted 3,316,000 shares of common stock reserved for issuance under the Plan. The Plan terminated May 31, 2003 and, accordingly, no additional shares may be granted under the Plan.

       STOCK WARRANTS

       During the years ended June 30, 2003 and 2002, the Company issued warrants in connection with the funding of convertible debt. These value associated with the issuance of these warrants was treated as loan origination costs. (See Note 6)

       A summary of the Company's stock warrant activity and related information for the years ended June 30, 2003 and 2002 follows:

                                                                       NUMBER OF
                                                                        SHARES
                                                                         UNDER
                                                                        OPTIONS

       Outstanding at June 30, 2001                                         -

       Granted                                                           250,000
                                                                       ---------

       Outstanding at June 30, 2002                                      250,000

       Granted                                                         2,250,000
                                                                       ---------

       Outstanding at June 30, 2003                                    2,500,000
                                                                       =========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

10.    STOCKHOLDERS' EQUITY, CONTINUED

       STOCK WARRANTS, CONTINUED

       All warrants outstanding at June 30, 2003 are currently exercisable. A summary of outstanding stock warrants at June 30, 2003, follows:

                                                                      REMAINING
                                                                     CONTRACTUAL
           NUMBER OF SHARES              EXPIRATION DATE             LIFE (YEARS)         EXERCISE PRICE

               250,000                   September 2006                  3.3              110% of market
             1,500,000                   January 2008                    4.5                  $3.00
               750,000                   January 2008                    4.5               65% of market
             ---------

             2,500,000
             =========

11.    CLAIMS AND CONTINGENCIES

       The Company is currently a party to dispute over $50,000 of directors fees that the director of the movie, "Good Advice" claims he is owed. The director has requested arbitration with the Directors Guild of America. Management believes that the claim is without merit and will not have a material adverse impact on the Company.

12.    MAJOR CUSTOMERS AND CONCENTRATIONS

       The Company's revenues were derived from a limited number of customers in the motion picture industry in both 2003 and 2002. Following is an analysis of major customers for the years ended June 30, 2003 and 2002:

                                                                                      2003              2002
                                                                                      ----              ----

       Total number of customers                                                        3                  2
       Number of customers accounting for more than 10%
         of total revenue                                                               1                  2
       Percentage of total revenue derived from largest
         customer                                                                      58%                75%
       Percentage of total revenue derived from second
         largest customer                                                              37%                25%


13.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       During the years ended June 30, 2003 and 2002, the Company engaged in the following non-cash investing and financing activities:

                                                                                   2003             2002
                                                                                ----------       ----------

       Common stock issued to convert debt to equity                            $  35,000         $   -

                      FAMILY ROOM ENTERTAINMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   ----------

14.    SUBSEQUENT EVENT

       On August 21, 2003 the Company issued a one year 8% convertible note for $111,000 to the Churchill Capital Group. On October 8, 2003, this note was amended to change the conversion rate from floating to a fixed rate of $.07 per share

       On October 9, 2003, FMLY entered into a subscription agreement calling for the issuance of convertible securities in the aggregate of $500,000. The issuances are to take place in two stages, $300,000 on October 9, 2003 and the remaining $200,000 five days after the effectiveness of the registration statement which will be filed pursuant to this transaction. The convertible notes are convertible at a fixed rate of $0.07 per share. Also issued as part of the funding were "A" and "B" warrants. "A" warrants are exercisable at $0.13 per share and "B" warrants are exercisable at $0.50 per share. There were two "A" warrants issued with rights to purchase 3,571,428 shares of common stock in the aggregate and two "B" warrants issued with rights to purchase 8,750,000 shares of common stock.