Form 10QSB
period 2003-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2003-11-14
CIK 49444

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                              --------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                 Commission file number  0-27063
                                        ---------

                     Family Room Entertainment Corporation
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

           New Mexico                                      85-0206160
          ------------                                      ----------
(State  or  other  jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification  number)


8530 Wiltshire Boulevard Suite 420 Beverley Hills, Ca.                   90211
---------------------------------------------------------------------  --------
           (Address of principal executive offices)                   (Zip Code)

       Registrant's Telephone number, including area code: (310) 659-9411
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  X           No
                                                             ---            ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  as  of
     Class  of  Common  Stock               September 30,2003
     ------------------------                --------------------
          $.01  par  value                    31,739,920  Shares

         Transitional Small Business Disclosure Format     Yes     No  X
                                                              ----    ----

                                   FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Family Room Entertainment Corporation

                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated Financial Statements

                    Consolidated Condensed Balance Sheets at September 30, 2003
                       (unaudited) and Setember 30,2002

                    Unaudidted Consolidated Condensed Statements of
                      Operations for the Three months ended
                      September 30, 2003 and 2002

                    Unaudited Consolidated Condensed Statement of
                      Stockholders Equity for the three months ended September 30, 2003

                    Unaudited Consolidated Condensed Statements of Cash Flows
                      for the three months ended September 30, 2003
                 and 2002

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

     Item  1.  Legal  Proceedings

     Item  4.  Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K



SIGNATURES

                      FAMILY ROOM ENTERTAINMENT CORPORATION

                                   ----------



              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             for the three months ended September 30, 2003 and 2002

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                                TABLE OF CONTENTS

                                   ----------

                                                                                                    Page(s)
                                                                                                    -------

Unaudited Consolidated Condensed Financial Statements

  Unaudited Consolidated Condensed Balance Sheet as
     of September 30, 2003 and June 30, 2003                                                          F-3

  Unaudited Consolidated Condensed Statement of Operations for the
     three months ended September 30, 2003 and 2002                                                   F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
     Equity (Deficit) for the three months ended September 30, 2003                                   F-5

  Unaudited Consolidated Condensed Statement of Cash Flows for the
    three months ended September 30, 2003 and 2002                                                    F-6

Notes to Unaudited Consolidated Condensed Financial Statements                                        F-7

                      FAMILY ROOM ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 2003 and June 30, 2003

                                    --------


                                                                                 September 30,            June 30,
                                                                                     2003                   2003
     ASSETS                                                                       (Unaudited)              (Note)
                                                                                 -----------            -----------
Cash and cash equivalents                                                        $    65,439            $    94,412
Accounts receivable, net                                                              81,490                 50,000
Film costs, net                                                                    1,080,434              1,044,335
Property and equipment, net                                                           40,450                 44,427
Prepaid expenses and other                                                            15,745                 38,151
                                                                                 -----------            -----------

      Total assets                                                               $ 1,283,558            $ 1,271,325
                                                                                 ===========            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Notes payable                                                                    $   990,914            $ 1,191,650
Accounts payable and accrued liabilities                                             224,564                198,181
                                                                                 -----------            -----------

      Total liabilities                                                            1,215,478              1,389,831
                                                                                 -----------            -----------

Commitments and contingencies

                        Stockholders' equity (deficit):
                        Preferred stock; $0.10 par value;
    5,000,000 shares authorized; no shares issued
    and outstanding                                                                     -                     -
  Common stock; $0.10 par value; 200,000,000 shares
    authorized; 31,739,920 and 24,187,536 shares
    issued and outstanding at September 30, 2003 and
    June 30, 2003, respectively                                                    3,173,992              2,418,754
  Additional paid in capital                                                      10,706,633             10,530,831
  Deferred compensation                                                                 -                    (5,437)
  Subscription receivable                                                           (200,000)                  -
  Accumulated deficit                                                            (13,612,545)           (13,062,654)
                                                                                 -----------            -----------

    Total stockholders' equity (deficit)                                              68,080               (118,506)
                                                                                 -----------            -----------

      Total liabilities and stockholders' equity (deficit)                       $ 1,283,558            $ 1,271,325
                                                                                 ===========            ===========


Note: The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             for the three months ended September 30, 2003 and 2002

                                   ----------

                                                                                       2003                2002
                                                                                    -----------         ----------


Film revenue                                                                        $   133,500         $   385,750

Operating cost - amortization of film costs                                             188,906             294,082
                                                                                    -----------         -----------

      Gross profit                                                                      (55,406)             91,668

Selling, general and administrative                                                     315,210             146,075
                                                                                    -----------         -----------

      Loss from operations                                                             (370,616)            (54,407)

Interest expense                                                                       (179,275)             (2,085)
                                                                                     ----------         -----------

      Net loss                                                                      $  (549,891)        $   (56,492)
                                                                                    ===========         ===========

Weighted average number of common shares
  Outstanding - basic and fully diluted                                              29,628,188          18,660,487
                                                                                    ===========         ===========

Net loss per common share-basic and
  fully diluted                                                                     $     (0.02)        $     (0.03)
                                                                                    ===========         ===========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  for the three months ended September 30, 2003

                                   ----------

                                                             Additional
                                       Common Stock           Paid-In        Deferred      Subscription  Accumulated
                                    Shares       Amount       Capital      Compensation     Receivable    Deficit           Total
                                  ----------   ----------   ----------     ------------    ------------ -------------    ----------
Balance at June 30, 2003          24,187,536   $2,418,754   $10,530,831    $   (5,437)     $     -      $(13,062,654)   $ (118,506)

Common stock issued for non-
  recourse note and cash           2,000,000      200,000       100,000          -           (200,000)        -           100,000

Amortization of deferred
  compensation                          -            -             -            5,437            -            -             5,437

Value of beneficial conversion
  feature on convertible debt           -            -          100,000          -               -            -           100,000

Common stock issued for legal
  and consulting services          1,186,000      118,600        47,440          -               -            -           166,040

Common stock issued upon
  conversion of debt               4,366,384      436,638       (71,638)         -               -            -           365,000

Net loss                                -            -             -             -               -         (549,891)      (549,891)
                                  ----------   ----------   -----------    ----------      -----------  -------------   ----------
Balance at September 30, 2003     31,739,920   $3,173,992   $10,706,633    $     -         $ (200,000)  $(13,612,545)   $   68,080
                                  ==========   ==========   ===========    ==========      ==========   =============   ==========



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             for the three months ended September 30, 2003 and 2002

                                   -----------

                                                                                         2003                2002
                                                                                      -----------         ----------

Cash flows from operating activities:
  Net loss                                                                            $  (549,891)        $   (56,492)
  Adjustment to reconcile net loss to net cash used
    by operating activities:                                                              341,689             228,809
                                                                                      -----------         -----------


          Net cash used by operating activities                                          (208,202)            172,317
                                                                                      -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                       (8,979)             (5,474)
                                                                                      -----------         -----------

          Net cash provided (used) by investing activities                                 (8,979)             (5,474)
                                                                                      -----------         -----------

Cash flows from financing activities:
  Proceeds from notes payable                                                                -                 47,260
  Proceeds from convertible debentures                                                    100,000                -
  Collection of subscription receivable                                                   100,000                -
  Payments on notes payable                                                               (11,792)           (175,000)
                                                                                      -----------         -----------

          Net cash provided by financing activities                                       188,208            (132,240)
                                                                                      -----------         -----------

Increase (decrease) in cash and cash equivalents                                          (28,973)             34,603

Cash and cash equivalents at beginning of year                                             94,412              27,822
                                                                                      -----------         -----------

Cash and cash equivalents at end of year                                              $    65,439         $    62,425
                                                                                      ===========         ===========


              The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                      FAMILY ROOM ENTERTAINMENT CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



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


2.     Critical Accounting Policies

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

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued



3.     Film Costs

       Film costs and related amounts capitalized at September 30, 2003, and related activity during the three months then ended were as follows:

                                                                                   Development
                                                                      In             and Pre-
                                                   Released       Production        Production         Total
                                                   ---------      ----------         ---------     ----------

       Net film cost balance at
         June 30, 2002                               772,063         174,083            98,189        1,044,335

       Production costs incurred during
         2003                                            315            -              224,690          225,005

       Transfers of film costs between
         categories                                     -               -                 -              -
                                                   ---------      ----------         ---------     ----------

       Total film costs incurred and
         paid by the Company                             315            -              224,690          225,005
                                                  ----------      ----------         ---------       ----------

       Net film cost balance before
         amortization and write
         offs                                        772,378         174,083           322,879        1,269,340

       Less film cost amortization and
         write offs                                     -               -              188,906          188,906
                                                  ----------      ----------        ----------       ----------

       Net film cost balance at
         September 30, 2003                       $  772,378      $  174,083        $  133,973       $1,080,434
                                                  ==========      ==========        ==========       ==========


       Following is an analysis of film cost amortization and write-downs, by project and project type, for the three months ended September 30, 2003 an 2002:

                   Projects in Development, In-Production, or
                           Pre-Production - Write Offs

         Devil and Daniel Webster                                            $     -             $  286,444
         Control                                                                 98,692                -
         Total of other individual projects with costs
           less than $100,000                                                    90,214               7,638
                                                                             ----------           ---------

           Totals                                                               188,906             294,082
                                                                             ----------          ----------

       Total all projects                                                    $  188,906          $  294,082
                                                                             ==========          ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued



3.     Film Costs, continued

       Following is the percentage make-up of net film costs at September 30, 2003 and June 30, 2003:

                                                                             September 30,        June 30,
                                                                                 2003               2003
                                                                             -------------       ----------

         Good Advice                                                             31%                 32%
         Speedway Junkie                                                          8                  10
         After Sex                                                                8                   9
         Held for Ransom                                                         11                  15
         Shottas                                                                 12                  15
         Total of other individual projects less than 5%                         30                  19
                                                                             -------------       ----------

                                                                                100%                100%
                                                                             =============       ==========


       All write-offs during the three months ended September 30, 2003 and 2002 were the result of management's decisions to abandon the projects. Management's decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.


       Following is an analysis of revenues, by project, for the three months ended September 30, 2003 and 2002:

                                                                                2003                2002
                                                                             ----------          ----------

                                 Film Production

         Devil and Daniel Webster                                            $     -             $ 375,000
                                                                             ----------          ---------

           Total film production                                                   -               375,000
                                                                             ----------          ---------

                                  Producer Fees

         Control                                                                117,500                -
                                                                             ----------          ----------

           Total producer fees                                                  117,500                -
                                                                             ----------          ----------

             Total film revenue                                                 117,500             375,000

       Royalties and Other Revenue                                               16,000              10,750
                                                                             ----------          ----------

           Total revenue                                                     $  133,500          $  385,750
                                                                             ==========          ==========

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued



4.     Notes Payable

       Notes payable at September 30, 2003 and June 30, 2003 consisted of the following:

                                                                                 September 30,         June 30,
                                                                                     2003               2003
                                                                                 -------------       ----------
       Note payable to a bank under a $322,936 revolving line of credit that was converted to a term loan, bearing interest at the bank's prime rate
         (4.00% at September 30, 2003) plus 1.5% per year and due in monthly installments of $5,382 plus interest through January 15, 2008. This note is collat- eralized by the guarantees of two major stock- holders of the Company including the Company's
         Chief Executive Officer                                                 $    285,260        $  296,025

       Notes payable (the "Stockholder Note") to a major
         stockholder/director/officer of the Company. This
         note is interest bearing at 8%, un-collateralized
         and is due on demand.                                                        322,535           323,562

       Note payable under a $500,000 convertible debt
         agreement with Alpha Capital Aktiengesellschaft
       (the "Holder"). The note bears interest at a stated annual rate of 8% per year and provides for quarterly payments of interest beginning September 30, 2003 and ending on January 10, 2004, the maturity date of the note. This note and related accrued interest are convertible, at the election of the Holder, into share of the Company's common stock at the lower of; a)
         $0.30 (per share or; b) 65% of the average of the three lowest closing bid prices over the thirty trading days preceding the conversion date as reported by Bloomberg financial for the principal market on which the Company's common stock trades. This beneficial conversion feature has been valued at $256,000. The Holder was also issued five year warrants to acquire;

a) 750,000 shares of the Company's common stock at a purchase price of $0.35 per share and;

b) 2,500,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants issued to the Holder in connection with the funding of the convertible debt have been valued at $83,175. Due to the very high exercise price, the 2,500,000 warrants had no value at the date of note origination; however the 750,000 warrants had a value of approximately $0.11 per share using the Black-Scholes option pricing model and assumptions of risk free interest rate of 3.5%, volatility of 70%, strike price of $0.35, stock price of $0.22 and term of 5 years. The Company paid legal fees, commissions and other costs totaling $102,500 in connection with the origination of the convertible debt. These fees and the






                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued



4.     Notes Payable, continued

         value of warrants issued to originate the debt have been treated as loan costs and are being recognized as interest expense over the term of the debt using the effective yield method. The value of the beneficial conversion feature has been recognized as interest expense at the date of origination because the debt conversion is at the discretion of the Holder and, accordingly, the origination date represents the
         earliest date that the debt can be converted.                                300,000            500,000

       Note payable under a $200,000 convertible debt Agreement with the
         "Holder. The note bears interest at a stated annual rate of 5% per year and provides for quarterly payments of interest beginning September 1,
         2001 and ending on September 30, 2006, the maturity date of the note.
         This note and related accrued interest are convertible, at the election of the Holder, into share of the Company's common stock at 70% of the average of the three lowest closing bid prices over the thirty trading days preceding the conversion date as reported by Bloomberg financial for the principal market on which the Company's common stock trades.
         This beneficial conversion feature was valued at $60,000. The Holder was also issued five year warrants to acquire 250,000 shares of the
         Company's common stock at a purchase price of 110% of the closing market price on the date of exercise. The warrants issued to the Holder in connection with the funding of the convertible debt were not valued because their exercise will always be in excess of market price of the
         Company's common stock. The Company fees of $20,000 in connection with the origination of this convertible debt. These fees are being recognized as interest expense over the term of the debt using the effective yield method. The value of the beneficial conversion feature has been recognized as interest expense at the date of origination because the debt conversion is at the discretion of the Holder and, accordingly, the origination date represents the
         earliest date that the debt can be converted.                                -                  165,000




                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued



4.     Notes Payable, continued

       Note payable under a $111,000 convertible debt Agreement with the
         Churchill Group. The note bears interest at a stated annual rate of 8%
         per year and is due in September 2004. This note and related accrued interest are convertible, at the election of the Holder, into share of the Company's common stock at $0.07 per share. This beneficial conversion feature was valued at $100,000. The Company paid fees of
         $11,000 in connection with the origination of this convertible debt.
         These fees are being recognized as interest expense over the term of the debt using the effective yield method. The value of the beneficial conversion feature has been recognized as interest expense at the date of origination because the debt conversion is at the discretion of the
         Holder and, accordingly, the origination date represents the
         earliest date that the debt can be converted.                             111,000                -
                                                                                ----------          ----------

         Total contractual balance                                               1,018,795           1,284,587

         Less un-amortized loan costs                                              (27,881)            (92,937)
                                                                                ----------          ----------

                                                                                $  990,914          $1,191,650
                                                                                ==========          ==========


      During the quarter ended September 30, 2003, the Company, based on requests from the Holder, issued 4,366,384 shares of common stock to convert $365,000 of debt to equity.


5.    Income Taxes
      The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of September 30, 2003, the Company had net operating loss ("NOL") carry forwards for income tax purposes of approximately $7,322,000, which expire in 2003 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company's common stock severely limited the Company's ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

      The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the increase in the valuation allowance associated NOL carry forwards, non deductible stock based compensation and interest expense, state income taxes and the effect of graduated rates.

                      FAMILY ROOM ENTERTAINMENT CORPORATION
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued


6.     Subsequent Event

       On August 21, 2003 the Company issued a one year 8% convertible note for $111,000 to the Churchill Capital Group. On October 8, 2003, this note was amended to change the conversion rate from floating to a fixed rate of $.07 per share

      On October 9, 2003, the Company entered into a subscription agreement calling for the issuance of convertible securities in the aggregate of $500,000. The issuances are to take place in two stages, $300,000 on October 9, 2003 and the remaining $200,000 five days after the effectiveness of the registration statement which will be filed pursuant to this transaction. The convertible notes are convertible at a fixed rate of $0.07 per share. Also issued as part of the funding were "A" and "B" warrants. "A" warrants are exercisable at $0.13 per share and "B" warrants are exercisable at $0.50 per share. There were two "A" warrants issued with rights to purchase 3,571,428 shares of common stock in the aggregate and two "B" warrants issued with rights to purchase 8,750,000 shares of common stock.

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

The Company has adopted the American Institute of Certified Pubic Accountant's Recently issued Statement of Position ("SOP") 00-002 Accounting by Producers and Distributors of films, including changes in revenue recognition and accounting For advertising, development and overhead costs. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the "Company") for the year ended June 30, 2003, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Three Months ended September 30, 2003 versus Three Months ended September, 2002

The Company's operating revenue for the Three months ended September 30, 2003 was $133,500 as compared to $385,750 for the same period ended September 30, 2002, for a decrease of $252,250. The decrease was mainly attributed a reduction in film revenues. The decrease in revenue was mainly attributable to the normal fluctuations in film revenues from period to period.

Costs relating to the operating revenues were 188,906 for the Three months ending September 30, 2003 as compared to $294,082 for the same period ending September 30, 2002. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross profit for the Three month period ending September 30, 2003 was $(55,406) as compared to $91,668 for the same period ending September, 2002 The decrease in Gross Profit is directly attributable to the fluctuations in film revenues and film amortization for the three months ended September 30, 2003.

Selling, general and administrative expenses were $315,210 for the Three months ended September 30, 2003 compared to $146,075 for the same period ended September 30, 2002. The increase in selling, general and administrative expenses was attributable to an increase of business consulting expense and fees of $163,500, offset by an decrease in rent expense of $ 652 due to an decrease office space used for development and a reduction in staffing of corporate and production headcount and other miscellaneous costs of $6,287.

Other income (expense) for the Three months ended September 30, 2003 was primarily the result of interest expense of $179,275 as compared to interest expense of $2,085 for same period ending September, 2002. The increase in interest expense was a direct result of having no notes receivable for financing of film productions with interest for the current period of $-0- Interest expense for the current period was $179.275 as compared to $2,085 for the period ended September 30, 2002. This increase in interest was due to note payables outstanding at September 30, 2003.

The Company reported a net loss of $(549,891) for the Three months ended September 30, 2003 as compared to a net loss of $(56,492) for the same period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the Three months ended September 30, 2003 amounted to $341,689 which mainly consists of the Three months net loss $(549,891) offset mainly by the amortization of film costs of $188,906

Net cash used by investing activities for the Three months ending September 30, 2003 amounted to $8,979 which consisted of a purchase of office furniture and office software.

Financing activities net used cash of $188,208 consisting a payment on notes payable of $11,792 offset mainly by proceeds from convertible debentures $200,000.


CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September 30, 2003 there are commitments of approximately $250,000.




                           PART II. OTHER INFORMATION
                                   ----------


Item 1.   LEGAL PROCEEDINGS

       Our Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


       During the calendar quarter ending September 30, 2003 the Company issued 4,366,384 shares of common stock to convert $365,000 of convertible debt to equity. The shares were registered in January 2003 pursuant to the Securities Act of 1933. The Company also issued 2,000,000 share of common stock in return for a $300,000 non-recourse promissory note. The shares were also registered in January 2003 pursuant to the Securities Act of 1933. During the calendar quarter ending September 30, 2003, the Company collected $100,000 on the $300,000 non recourse note. The proceeds were used for general business purposes. The transactions during the quarter ended September 30, 2003 were as follows:

       Date Issued        Title of Securities       Shares         Amount

       July 14, 2003      Common Stock           1,274,483         $100,000
       July 15, 2003      Common Stock           1,246,883          100,000
       July 17, 2003      Common Stock           1,845,018          165,000
       August 13, 2003    Common Stock           2,000,000          300,000
                                                 ---------        ---------
                                                 5,366,384        $ 665,000

The Company also issued common stock to certain business consultants and an attorney for legal services. These transactions are exempt pursuant to Section 4(2) of the Securities Act of 1933. For the three months ended September 30, 2003, 1,186,000 shares with value aggregating $166,040 were issued.

       Date Issued        Title of Securities    Shares
       July 1, 2003       Common Shares          50,000
       July 1, 2003       Common Shares          600,000
       August 7,2003      Common Shares          536,000

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

Item 5.   OTHER INFORMATION

       None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

(a)         Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

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


/s/  George Furla            Director, Chief Executive      November 14,  2003
-------------------------
     George Furla            Officer, President and Chief
                             Accounting Officer

/s/  Randell Emmett          Director, Chief Operating      November 14,  2003
                             -------------------------
     Randell Emmett          Officer, Assistant Secretary

/s/  Stanley Tepper          Chief Financial Offcer         November 14,  2003
-------------------------    ----------------------------
     Stanley Tepper