Form 10QSB
period 2003-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2004-02-20
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number 0-27063

Family Room Entertainment Corporation

(Exact name of registrant as specified in its charter)

New Mexico 85-0206160
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization) Identification number)

8530 Wiltshire Boulevard Suite 420, Beverley Hills, CA. 90211
(Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: (310) 659-9411

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X   No __

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Outstanding as of
Class of Common Stock December 31, 2003
$.01 par value 38,088,990 Shares

Transitional Small Business Disclosure Format     Yes __   No X

FORM 10-QSB/A
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at December 31, 2003
(unaudited) and December 31,2002

Unaudidted Consolidated Condensed Statements of
Operations for the Three months six months
ended December 31, 2003 and 2002

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the three months and six months
ended December 31, 2003

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months and six months
ended December 31, 2003 and 2002

Notes to Unaudited Consolidated Condensed Financial
Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Item 3. Controls and Procedures

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

FAMILY ROOM ENTERTAINMENT CORPORATION

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three and six months ended December 31, 2003 and 2002

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

                                            Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheet as
of December 31, 2003 and June 30, 2003 F-3

Unaudited Consolidated Condensed Statement of Operations for the
three and six months ended December 31, 2003 and 2002 F-4

Unaudited Consolidated Condensed Statement of Stockholders’
Equity (Deficit) for the six months ended December 31, 2003 F-5

Unaudited Consolidated Condensed Statement of Cash Flows for the
six months ended December 31, 2003 and 2003 F-6
Notes to Unaudited Consolidated Condensed Financial Statements F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 2003 and June 30, 2003
________

  December 31,    June 30,
  2003        2003
  ASSETS                             (Unaudited)                                            (Note)

Cash and cash equivalents $ 357,629 $ 94,412
Accounts receivable, net 122,322 50,000
Film costs, net 754,260 1,044,335
Property and equipment, net 39,451 44,427
Prepaid expenses and other 163,658 38,151

Total assets $ 1,437,320 $ 1,271,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Notes payable $ 773,539 $ 1,191,650
Accounts payable and accrued liabilities 163,241 198,181

Total liabilities 936,780 1,389,831

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.10 par value;
5,000,000 shares authorized; no shares issued
and outstanding - -
Common stock; $0.10 par value; 200,000,000 shares
authorized; 38,058,599 and 24,187,536 shares
issued and outstanding at December 31, 2003 and
June 30, 2003, respectively 3,808,599 2,418,754
Additional paid in capital 11,260,768 10,530,831
Deferred compensation - (5,437)
Subscription receivable (200,000)
Accumulated deficit (14,368,827) (13,062,654)

Total stockholders’ equity (deficit) 500,540 (118,506)

Total liabilities and stockholders’ equity (deficit) $ 1,437,320 $ 1,271,325

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three and six months ended December 31, 2003 and 2002

Three Months Ended Six Months Ended
December 31, December 31,
2003 2002 2003 2002 _

Film revenue $ 271,274 $ 331,750 $ 404,774 $ 717,500

Operating cost-amortization of
film costs 430,790 220,952 619,697 515,034

Gross margin (159,916) 110,798 (214,923) 202,466

Selling, general and administrative 559,550 153,292 875,159 299,367

Loss from operations (719,466) (42,494) (1,090,082) (96,901)

Interest expense (36,816) (918) (216,091) (3,003)

Net loss $ (756,282) $ (43,412) $ (1,306,173) $ (99,904)

Weighted average number of common
shares outstanding–basic and
fully diluted 33,093,425 20,527,154 31,560,535 19,960,487

Net loss per common share-basic
and fully diluted $ (0.02) $ (0.00) $ (0.04) $ (0.00)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the six months ended December 31, 2003

Additional
Common Stock Paid-In Deferred Subscription Accumulated
Shares Amount Capital Compensation Receivable Deficit Total _

Balance at June 30, 2003 24,187,536 $2,418,754 $10,530,831 $ (5,437) - $(13,062,654) $ (118,506)

Common stock issued for non-
recourse note and cash 2,000,000 200,000 100,000 - (200,000) - 100,000

Amortization of deferred
compensation - - - 5,437 - - 5,437

Value of beneficial conversion
feature on convertible debt - - 668,876 - - - 668,876

Common stock issued for legal
and consulting services 4,686,000 468,600 47,440 - - - 516,040

Common stock issued upon
conversion of debt 7,212,454 721,245 (86,379) - - - 634,866

Net loss - - - - - (1,306,173) (1,306,173)

Balance at December 31, 2003 38,085,990 $3,808,599 $11,260,768 $ - $ (200,000) $(14,368,827) $ 500,540

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2003 and 2002

___________

2003 2002 _

Cash flows from operating activities:
Net loss $(1,306,073) $ (56,492)
Adjustment to reconcile net loss to net cash provided
(used) by operating activities 872,455 228,809

Net cash provided (used) by operating activities (433,718) 172,317

Cash flows from investing activities:
Purchase of property and equipment (9,024) (5,474)

Net cash used by investing activities (9,024) (5,474)

Cash flows from financing activities:
Proceeds from notes payable 8,879 47,260
Proceeds from convertible debentures 711,000 -
Collection of subscription receivable 100,000 -
Payments on notes payable (113,920) (175,000)

Net cash provided (used) by financing activities 705,959 (132,240)

Increase in cash and cash equivalents 263,217 34,603
Cash and cash equivalents at beginning of year 94,412 27,822

Cash and cash equivalents at end of year $ 357,629 $ 62,425

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    General

Family Room Entertainment Corporation (the "Company"), a New Mexico corporation, is a motion picture company involved in the creative development, production, distribution, licensing and financing of motion pictures and the internet content that supports those motion pictures. The Company’s distribution markets include primarily the United States and Canadian markets, but extend to other markets worldwide. The significant business activities of the Company constitute one business segment, filmed entertainment.

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

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:
  The Company has a valid sale or licensing agreement in place.
  The motion picture is complete and in accordance with the agreement with the customer.
  The motion picture has been delivered or is deliverable.
  The license period has begun.
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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.    Film Costs

Film costs and related amounts capitalized at December 31, 2003, and related activity during the three months and six months ended December 31 2003 were as follows:

Three Months Ended December 31, 2003

Development
In and Pre-
Released Production Production Total

Net film cost balance at
September 30, 2003 $ 760,006 $ 174,083 $ 95,489 $1,038,569

Production costs incurred during
quarter 12,583 25 131.250 143,858

Transfers of film costs between
categories - - - -___

Total film costs incurred and
paid by the Company 12,583 25 131,250 143,858

Net film cost balance before
amortization and write
offs 772,589 174,109 226,739 1,185,050

Less film cost amortization and
write offs during quarter 200.211 24,420 206,159 430,790

Net film cost balance at
December 31, 2003 $ 572,378 $ 158,539 $ 19,580 $ 754,260

Six Months Ended December 31, 2003

Development
In and Pre-
Released Production Production Total

Net film cost balance at
June 30, 2003 $ 772,063 $ 174,083 $ 98,189 $1,044,335

Production costs incurred during
the six months ended December
31, 2003 13,285 - 326,333 339,698

Transfers of film costs between
categories - - - __ -

Total film costs incurred and
paid by the Company 13,265 - 326,333 329,622

Net film cost balance before
amortization and write
offs 785,548 174,083 424,522 1,384,053

Less film cost amortization and
write offs during the six
months ended December 31, 2003 200,211 14,544 404,942 619,697

Net film cost balance at
December 31, 2003 $ 572,378 $ 158,539 $ 19,580 $ 754,260

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.    Film Costs, continued

Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and six months ended December 31, 2003 an 2002:

Three Months Ended Six Months Ended
December 31, December 31,
2003 2002 2003 2002

Released Projects
Good Advice $ 127,170 - $ 127,170 -
Speedway Junkie 72,849 - 72,849 -
Total of other individual
Projects, with cost, less
Than $ 100,000 - -

Totals $ 200,211 - $ 200,211 -

Projects in Development, In-Production, or
Pre-Production – Write Offs

Devil and Daniel Webster $ - $ 2,040 $ - $ 288,484
Out for a Kill 190,845 - 190,845
Control 25,116 - 111,415 -
Total of other individual
projects with costs less
than $100,000 205,463 27,967 308,071 35,705

Totals $ 230,579 $ 220,852 $ 419,486 $ 294,082

Total all projects $ 430,790 $ 220,852 $ 619,697 $ 515,034

Following is the percentage make-up of net film costs at December 31, 2003 and June 30, 2003:
December 31,           June 30,
2003         2003

Good Advice                       26%        32%
Speedway Junkie                                       6         10
After Sex                                            13          9
Held for Ransom                                      20         15
Shottas                                              21         15
Total of other individual projects less than 5%       14         19

   100%       100%

All write-offs during the six months ended December 31, 2003 and 2002 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

F-9

Following is an analysis of revenues, by project, for the three and six months ended December 31, 2003 and 2002:

Three Months Ended Six Months Ended
December 31, December 31,
2003 2002 2003 2002

Film Production

Devil and Daniel Webster $ - $ - $ - $ 375,000

Total film production - - - 375,000

Producer Fees

Out for a Kill - 300,000 - 300,000
Belly of the Beast - - - -
Control - - 117,500 -

Total producer fees - 300,000 117,500 300,000

Total film revenue - 300,000 117,500 675,000

Royalties and Other Revenue 271,274 31,750 287,274 42,500

Total revenue $ 271,274 $ 331,750 $ 404,774 $ 717,500

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.    Notes Payable

Notes payable at September 30, 2003 and June 30, 2003 consisted of the following:

    September 30,           June 30,
       2003        2003
Note payable to a bank under a $322,936 revolving
line of credit that was converted to a term loan,
bearing interest at the bank’s prime rate (4.00%
at September 30, 2003) plus 1.5% per year and
due in monthly installments of $5,382 plus
interest through January 15, 2008. This note is
collateralized by the guarantees of two major
stockholders of the Company, including the
Company's Chief Executive Officer                           $ 263,983                    $ 296,025

Notes payable (the "Stockholder Note") to a major
   stockholder/director/officer of the Company. This
   note is interest bearing at 8% per year ,
   un-collateralized and is due on demand.                       261,544                      323,562

Note payable under a $500,000 convertible debt
agreement with Alpha Capital Aktiengesellschaft
("Alpha"). The note bears interest at a
stated rate of 8% per year and provides for
quarterly payments of interest beginning September
30, 2003 and ending on January 10, 2004, the
maturity date of the note. This note and related
accrued interest are convertible, at the election
of Alpha, into share of the Company’s common
stock at the lower of; a) $0.30 (per share or; b)
65% of the average of the three lowest closing bid
prices over the thirty trading days preceding the
conversion date as reported by Bloomberg financial
for the principal market on which the Company’s
common stock trades.                                          165,000                    500,000

Note payable under a $200,000 convertible debt
Agreement with Alpha. The note bears
interest at a stated annual rate of 5% per year
and provides for quarterly payments of interest
beginning September 1, 2001 and ending on
September 30, 2006, the maturity date of the
note. This note and related accrued interest are
convertible, at the election of Alpha, into
share of the Company’s common stock at 70% of the
average of the three lowest closing bid prices over
the thirty trading days preceding the conversion
date as reported by Bloomberg financial for the
principal market on which the Company’s common
stock trades.                                                        -                     165,000

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.    Notes Payable, continued

Note payable under a $225,000 convertible debt
  Agreement with Alpha. The note bears
  interest at a stated annual rate of 8% per year
  and provides for quarterly payments of interest
  beginning September 1, 2001 and ending on
  September 30, 2006, the maturity date of the note.
  This note and related accrued interest are
  convertible, at the election of the Holder, into
  share of the Company’s common stock at $0.07 per
  share.                                                        225,000                         -

Note payable under a $75,000 convertible debt
  agreement with the Gamma Opportunity Capital
    Partners, LP ("Gamma"). The note bears interest
  at a stated annual rate of 8% per year and
  provides for quarterly payments of interest
  beginning September 1, 2001 and ending on
  September 30, 2006,the maturity date of the note.
  This note and related accrued interest are
  convertible, at the election of the Holder, into
  share of the Company’s common stock at $0.07 per
  share.                                                                                                           75,000                         -
Note payable under a $111,000 convertible debt
  Agreement with the Churchill Group. The note
  bears interest at a stated rate of 8% per
  year and is due in September 2004. This note and
    related accrued interest are convertible, at the
  election of the Holder, into share of the
  Company’s common stock at $0.07 per share.                    111,000                        -

Note payable under a $150,000 convertible debt
  Agreement with the Bi-Coastal Consulting
  Corporation. The note bears interest at a stated
  rate of 8% per year and is due in semi-annual
  payments of interest only to maturity in
  December 2006.This note and related accrued
  interest are convertible, at the election of
  the Holder, into share of the Company’s common
  stock at $0.07 per share.                                      150,000                        -

Note payable under convertible debt agreements
    with five individual investors. These notes bear
    interest at a stated rate of 8% per year are due
  in semi-annual payments of interest only and
  mature in November and December 2006.
   This note and related accrued interest are
    convertible, at the election of the Holder, into
  share of the Company’s common stock at $0.07 per
  share.                                                       150,000                        -

Total contractual balance                              1,401,527                 1,284,587
Less un-amortized loan costs                                 (627,988)                 (92,937)

    $    773,539                $1,191,650

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.    Notes Payable, continued
The notes payable to Alpha and Gamma included warrants for purchase of the Company’s common stock at prices from $0.13 to $0.50 per share. The value of 8,571,428 warrants issued during the six months ended December 31, 2003 was estimated to be $208,542 and that value has been treated as a loan cost and is being amortized to interest expense over the term of the debt using the effective yield method. When convertible debt is converted prior to maturity, any unamortized loan costs are immediately recognized as interest expense.

All of the Company’s convertible debt includes beneficial conversion features. The value of the beneficial conversion features associated with convertible debt originated during the six months ended December 31, 2003 was estimated to be $471,314 and that value has been treated as a loan cost and is being amortized to interest expense over the term of the debt using the effective yield method. When convertible debt is converted prior to maturity, any unamortized beneficial conversion costs are immediately recognized as interest expense.

During the six months ended December 31, 2003, the Company, based on requests from the Holder, issued 7,212,454 shares of common stock to convert $634,866 of debt to equity.

5.     Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of December 31,2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $8,100,000, which expire in 2003 through 2024. Under the provisions of
Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company’s common stock severely limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the increase in the valuation allowance associated NOL carryforwards, non deductible stock based compensation and interest expense, state income taxes and the effect of graduated rates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company’s revenues were derived primarily from the production of or acquisition of and distribution of rights of theatrical filmed entertainment in films, both theatrically and cable, television, video and other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and/or borrowings secured usually by domestic and internationally (foreign) licenses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

  The Company has a valid sale or licensing agreement in place.
  The motion picture is complete and in accordance with the agreement with the customer.
  The motion picture has been delivered or is deliverable.
  The license period has begun.
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

RESULTS OF OPERATIONS

Three Months ended December 31, 2003 versus Three Months ended December 31, 2002

The Company’s operating revenue for the Three months ended December 31, 2003 was $271,274 as compared to $331,750 for the same period ended December 31, 2002, for a decrease of $60,476. The decrease was attributed a reduction in film revenues that by their nature fluctuate from period to period.

Costs relating to the operating revenues were $430,790 for the three months ending December 31, 2003 as compared to $220,952 for the same 2002 period. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 5 to the unaudited quarterly financial statements for a complete analysis of film cost amortization and write-offs).

The Company's gross margin for the three months ending December 31, 2003 was $(159,916) as compared to $(110,798) for the same period ending December 31, 2002. The decrease in gross profit is directly attributable to the fluctuations in film revenues and film cost amortization.

Selling, general and administrative expenses were $559,550 for the three months ended December 31, 2003 compared to $153,292 for the same 2002. The increase in selling, general and administrative expenses was attributable to an increase of business consulting expense and fees of $392,358 plus another $13,300 in miscellaneous expenses.

Interest expense for the three months ended December 31, 2003 was $36,816 as compared to interest expense of $ 918 for same period ending December 31, 2002. The increase in interest expense due to increase in promissory and convertible notes.

The Company reported a net loss of $(756,282) for the three months ended December 31, 2003 as compared to a net loss of $(43,412) for the same period ended December 31, 2002.

Six months ended December 31, 2003 versus Six months ended December 31, 2002

The Company’s operating revenue for the six months ended December 31, 2003 was $404,774 as compared to $717,500 for the same period ended December 31 2002, for a decrease of $312,726. The decrease was attributable a reduction in film revenues that by their nature fluctuate from period to period.

Costs relating to the operating revenues were $619,697 for the six months ending December 31 as compared to $515,034 for the same period ending December 31, 2002. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 5 to the unaudited quarterly financial statements for a complete analysis of film cost amortization and write-offs).

The Company's gross margin for the six month period ending December 31, 2003 was $(214,923) as compared to $202,466 for the same period ending December 31, 2002. The decrease in gross margin is directly attributable to the fluctuations in film revenues and film amortization for the six months ended December 31, 2003.

Selling, general and administrative expenses were $875,159 for the six ended December 31, 2003 compared to $299,367 for the same period ended December 31, 2002. The increase in selling, general and administrative expenses was attributable to an increase of business consulting expense and fees of $555,858 plus miscellaneous costs of $19,934.

Interest Expense for the six months ended December 31, 2003 was $216,091 as compared to interest expense of $3,003 for same period ending December, 2002. The increase in interest expense due an increase in promissory and convertible notes during the current quarter and in the last half of 2003.

The Company reported a net loss of $(1,306,173) for the six months ended December 31, 2003 as compared to a net loss of $(99,904) for the same period ended December 31 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended December 31 2003 amounted to $433,718; which mainly consists of the six months net loss $(1,306,173) plus a increase receivables of $72,322, plus increase in film costs $333,895, offset by increase in the following (1) depreciation expense $14,000, (2) stock compensation $371,477, (3) amortization of film costs $623,970, (4) loan costs $144,806, (5) other assets $24,493, and (6) accounts payable $99,926.

Net cash used by investing activities for the six months ending December 31, 2003 was $9,024 which consisted of a purchase of office furniture and software.

Financing activities net cash received of $705,959 consisted of proceeds of notes payable of $711,000 plus proceeds of stock options of $100,000 offset by principal payments of notes payable of $105,041.

CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2003 there are commitments of approximately $250,000.

Item 3. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
__________

Item 1. LEGAL PROCEEDINGS

In January 2003, the director of the movie Good Advice claimed that Good Advice, Inc., a subsidiary of FMLY, owes him an additional $50,000 in director’s fees and has requested an arbitration with the Directors Guild of America. An arbitration was held and the mattered settled for approximately $17,000.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 10, 2003, FMLY entered into a Subscription Agreement for up to $500,000 whereby we issued $300,000 in convertible debentures; $225,000 to Alpha Capital Aktiengesellschaft and $75,000 to Gamma Opportunity Capital Partners, LP, with the remaining $200,000 in convertible debentures; $150,000 to Alpha Capital Aktiengesellschaft and $50,000 to Gamma Opportunity Capital Partners, LP, to be issued within five (5) business days after the actual effectiveness of this Registration Statement in a transaction deemed to be exempt under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Additionally, FMLY issued in conjunction with these convertible debentures two warrants to purchase common stock of FMLY. The two warrants includes up to 2,678,571 shares of common stock issuable to Alpha Capital Aktiengesellschaft upon the exercise of Class A common stock purchase warrants at $0.13 per share, and up to 3,750,000 shares of common stock issuable upon the exercise of Class B common stock purchase warrants at $.50 per share. Furthermore, this prospectus includes up to 892,857 shares of common stock issuable to Gamma Opportunity Capital Partners, LP upon the exercise of Class A common stock purchase warrants at $0.13 per share, and up to 1,250,000 shares of common stock issuable upon the exercise of Class B common stock purchase warrants at $.50 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On November 24, 2003, FMLY issued an 8% convertible note of $50,000 to Steve Adirim. The convertible note is convertible at a fixed rate of $.07 per share and matures November 24, 2006 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On December 2, 2003 FMLY issued an 8% convertible note of $150,000 to Bi Coastal consulting Corporation. The convertible note is convertible at a fixed rate of $.07 per share and matures December 2, 2006 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On December 9, 2003, FMLY entered into a Subscription Agreement for up to $100,000 whereby we issued four convertible debentures at $25,000 each to the following; one debenture to Burton S. Ury, one debenture to Jeremiah H. fogelson, one debenture to Mark Rolland and one debenture to Norman Jacobs in a transaction deemed to be exempt under Regulation D Rule 506 and Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On December 9, 2003 FMLY issued 2,000,000 shares of common stock to MarketByte, LLC for consulting services. The stock is valued at $0.10 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On December 9, 2003 FMLY issued 1,500,000 shares of common stock to Robert Gleckman for consulting services. The stock is valued at $0.10 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None

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

/s/ George Furla Director, Chief Executive February 20, 2004
George Furla Officer, President and Chief
Accounting Officer

/s/ Randell Emmett Director, Chief Operating February 20, 2004
Randell Emmett Officer, Assistant Secretary

/s/ Stanley Tepper Chief Financial Offcer February 20, 2004
Stanley Tepper

Exhibit 31.1

CEO Certification
I, George Furla, certify that:
The undersigned certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Family Room
Entertainment, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Company as of, and for, the periods presented in this quarterly report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the Company's
internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors
(or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the
Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the Company's internal controls over financial reporting.

Date: February 20, 2004
/s/ George Furla
George Furla, Chief Executive Officer,

Exhibit 31.2
CFO Certification

I, Stanley Tepper, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Family Room
Entertainment Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the
Company as of, and for, the periods presented in this quarterly report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the Company's
internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors
(or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the
Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the Company's internal controls over financial reporting.
Date: February 20, 2004

/s/ STANLEY TEPPER
Stanley Tepper
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Family Room Entertainment, Inc. (the "Company") on Form 10QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George Furla, Chief Executive Officer of the Company and Stanley Tepper, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of the undersigned’s knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ George Furla
George Furla
Chief Executive Officer,
February 20, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Family Room Entertainment, Inc. (the "Company") on Form 10QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley Tepper, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that to the best of the undersigned’s knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stanley Tepper
Stanley Tepper
Chief Financial Officer
February 20, 2004