Form 10QSB
period 2004-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2004-05-24
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004
--------------------

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-27063

FAMILY ROOM ENTERTAINMENT CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0206160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8530 Wiltshire Boulevard, Suite 420, Beverly Hills, CA	90211
(Address of principal executive offices)	(Zip code)

Registrant’s Address and Telephone number, including area code: 310-659-9411

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

Outstanding as of
Class of Common Stock April 6, 2004
$.01 par value 64,683,632 Shares

Transitional Small Business Disclosure Format Yes No X

FORM 10-QSB/A
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at March 31, 2004
(unaudited) and June 30, 2003

Unaudidted Consolidated Condensed Statements of
Operations for the Three months and nine months ended
March 31, 2004 and 2003

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the three months and nine months
Ended March 31 2004

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months and nine months ended March 31, 2004 and 2003

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
for the three and nine months ended March 31, 2004 and 2003

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________
    Page(s)
Unaudited Consolidated Condensed Financial Statements:

Unaudited Consolidated Condensed Balance Sheet as
  of March 31, 2004 and June 30, 2003                          F-3

Unaudited Consolidated Condensed Statement of Operations for the
  three months and nine months ended March 31, 2004 and 2003            F-4

Unaudited Consolidated Condensed Statement of Stockholders’
  Equity (Deficit) for the nine months ended March 31, 2004             F-5

Unaudited Consolidated Condensed Statement of Cash Flows for the
  nine months ended March 31, 2004 and 2003                       F-6

Notes to Unaudited Consolidated Condensed Financial Statements             F-7

F-2

FAMILY ROOM ENTERTAINMENT CORPORATIO
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2004 and June 30, 2003
________

   March 31,    June 30,
    2004          2003
ASSETS                               (Unaudited)    (Note)

Cash and cash equivalents                       $ 385,140   $   94,412
Accounts receivable, net                            119,419       50,000
Film costs, net                                  566,297    1,044,335
Property and equipment, net                             34,257       44,427
Other assets                                                             10,658         38,151

    Total assets                         $ 1,115,771   $1,271,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Notes payable                             $ 397,486   $ 1,191,650
Accounts payable and accrued liabilities                 144,825     198,181

       Total liabilities                         542,311     1,389,831

Commitments and contingencies

Stockholders’ equity (deficit):
  Preferred stock; $0.10 par value; 5,000,000 shares
   authorized; no shares issued    -    -
Common stock; $0.10 par value; 200,000,000 shares
   authorized; 58,467,660 and 24,187,536 shares issued
   and outstanding at March 31, 2004 and June 30, 2003,
   respectively                                                     5,846,766     2,418,754
Additional paid in capital                                         10,383,470    10,530,831
Deferred compensation                                                       -        (5,437)
Subscription receivable                            -             -
Accumulated deficit                         (15,656,777)   (13,062,654)

Total stockholders’ equity (deficit)                                    573,459     (118,506)

Total liabilities and stockholders’ equity                           $(1,115,771)   $(1,271,325)

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months and nine months ended March 31, 2004 and 2003
__________

    Three Months Ended    Nine Months Ended
    March 31,    March 31,
    2004        2003        2004       2003

Film revenue                $ 271,428   $ 264,200   $ 676,202   $ 981,700

Operating cost-amortization of film
  costs                    468,312     255,044   1,092,282     770,078

Gross margin                              (196,884)       9,156   (416,080)     211,622

Selling, general and administrative
  expenses                                   412,727     194,505   1,283,613     493,872

Loss from operations                      (609,611)    (185,349)  (1,699,693)    (282,250)

Interest expense                678,339     14,813    894,430      17,816

Net loss                 $(1,287,950)  $ (200,162)  $(2,594,123)   $ (300,066)

Weighted average number of common
shares outstanding (basic and
diluted)                  48,186,613   21,660,487    36,267,208    20,172,987

Net loss per common share-basic
and diluted                 $ (0.03)    $ (0.01)    $ (0.07)     $ (0.01)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

                Additional
     Common Stock        Paid-In    Deferred     Accumulated
  Shares     Amount     Capital    Compensation    Deficit      Total _

Balance at June 30, 2003            24,187,536   $2,418,754   $10,530,831   $ (5,437)    $(13,062,654)   $ (118,506)

Common stock issued for cash  2,000,000       200,000      100,000          -                 -        300,000

Amortization of deferred
compensation                     -                 -            -       5,437                -          5,437

Value of beneficial conversion
feature on convertible debt      -                 -      693,876          -                 -        693,876

Common stock issued for legal
and consulting services      5,871,713       587,171      224,297          -                 -        811,468

Common stock issued upon
conversion of debt            26,408,411     2,640,841    (1,165,534)         -                 -      1,475,307

Net loss              -           -         -          -        (2,594,123)     (2,594,123)

Balance at March 31, 2004   58,467,660    $5,846,766  $10,383,470     $ -        $(15,656,777)    $ 573,459

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2004 and 2003

              2004             2003 _

Cash flows from operating activities:
Net loss	$(2,594,123)	$ (300,066)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation expense	21,000	18,045
Amortization of film costs	1,092,282	770,078
Amortization of deferred compensation	5,437	14,000
Common stock issued for services	811,468	-
Amortization of loan costs	786,813	-
Increase (decrease):
Accounts receivable	(69,419)	(276,674)
Film costs	(614,244)	(517,213)
Other assets	27,493	(115,026)
Accounts payable	20,951	41,471

Net cash used by operating activities	(512,342)	(365,385)

Cash flows from investing activities:
Purchase of property and equipment	(10,830)	(6,648)

Net cash used by investing activities	(10,830)	(6,648)

Cash flows from financing activities:
Proceeds from notes payable	-	624,950
Proceeds from convertible debentures	736,000	-
Proceeds from sale of common stock	-	188,702
Collection of subscription receivable	300,000	-
Payments on note payable	(222,100)	(289,600)

Net cash provided by financing activities	813,900	524,052

Increase in cash and cash equivalents	290,728	152,019

Cash and cash equivalents at beginning of period	94,412	27,822

Cash and cash equivalents at end of period	$ 385,140	$ 179,841

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   General

Family Room Entertainment Corporation (the “Company”), a New Mexico corporation, is a motion picture company involved in the creative development, production, distribution, licensing and financing of motion pictures and the internet content that supports those motion pictures. The Company’s distribution markets include primarily the United States and Canadian markets, but extend to other markets worldwide. The significant business activities of the Company constitute one business segment, filmed entertainment.

2.   Critical Accounting Policies

Following is an analysis of the Company’s critical accounting policies:

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.   Film Costs

Film costs and related amounts capitalized at March 31, 2004, and related activity during the three months and nine months then ended were as follows:

                Three Months Ended December 31, 2003
               Development
                                         In        and Pre-
                            Released_   Production   Production     Total

Net film cost balance at
  December 31, 2003                                   $ 572,378     $ 158,539    $ 19,580    $ 750,497
Production costs incurred during
  quarter                                                 6,818         149,516       90,283       246,617

Transfers of film costs between
  categories                                             (76,312)        -         76,312        -

Total film costs incurred and
  paid by the Company                                    (69,494)      149,516      166,595     246,617

Net film cost balance before
  amortization and write-offs                            502,884         308,055      186,175      997,114
Less film cost amortization and
  write-offs during quarter                              302,884           149,516        15,912        468,312
Net film cost balance at
March 31, 2004                                          $ 200,000     $ 158,539     $ 170,263      $ 528,802

Nine Months Ended March 31, 2004
           Development

Development

		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2003	$ 772,063	$ 174,083	$ 98,189	$1,044,335

Production costs incurred during
the six months ended December
31, 2003	15,359	148,516	412,874	576,749

Transfers of film costs between
categories	(76,312)	-	76,312	-

Total film costs incurred and
paid by the Company	(60,953)	148,516	489,186	576,749

Net film cost balance before
amortization and write offs	711,110	322,599	587,375	1,621,084

Less film cost amortization and
write offs during the six
months ended December 31, 2003	511,110	164,060	417,112	1,092,282

Net film cost balance at
March 31, 2004	$ 200,000	$ 158,539	$ 170,263	$ 528,802

Following is an analysis of film cost amortization and write-downs, by project and project type, for the three and nine months ended March 31, 2004 and 2003:

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.   Film Costs, continued

            Three Months Ended                Nine Months Ended
              March 31,                           March 31,
	2004	2003	2004	2003
	Released	Projects

Good Advice	$ 101,088	$ -	$ 228,258	$ -
Speedway Junkie	43,090	-	115,239	-
Total of other individual
projects with costs less
than $100,000	51,906	-	51,906	-

Totals	196,084	-	395,403	-

Projects in Development,
In-Production, or Pre-
Production – Write Offs

Devil and Daniel Webster	-	-	-	288,534
Out for a Kill	-	-	-	190,845
Belly of the Beast	-	164,682	-	164,687
Control	5,115	-	116,230	-
Edison	147,458	-	147,458	-
Total of other individual
projects with costs less
than $100,000	119,655	90,362	433,191	126,012

Totals	272,228	255,044	696,879	770,078

Total all projects	$ 468,312	$ 255,044	$1,092,282	$ 770,078

Following is the percentage make-up of net film costs at March 31, 2004 and June 30, 2003:

	March 31,	June 30,
	2004	2003

Good Advice	20%	32%
Speedway Junkie	5	10
After Sex	5	9
Held for Ransom	5	15
Shottas	25	15
Total of other individual projects less than 5%	40	19
	100%	100%

All write-offs during the three months and nine months ended March 31, 2004 and 2003 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.   Film Costs, continued

Following is an analysis of revenues, by project, for the three months and nine months ended March 31, 2004 and 2003:

           Three Months Ended                 Nine Months Ended
                March 31,                         March 31,
	2004	2003	2004	2003
	Film	Production

Devil and Daniel Webster	$ -	$ -	$ -	$ 375,000

Total film production	-	-	-	375,000

Producer Fees
Edison	250,000	-	250,000	-
Out for a Kill	-	-	-	300,000
Belly of the Beast	-	250,000	-	250,000
Control	-	-	117,500	-
Wonderland	-	-	-	12,000

Total producer fees	250,000	250,000	367,500	562,000

Total film revenue	250,000	250,000	367,500	937,000

Royalties and Other Revenue	21,428	14,200	308,702	44,700

Total revenue	$ 271,428	$ 264,200	$ 676,202	$ 981,700

4.   Notes Payable

Notes payable at March 31, 2004 and June 30, 2003 consisted of the following:

	March 31,	June 30,
	2004	2003

Note payable to a bank under a $322,936 revolving line of credit that was converted to a term loan bearing interest at the bank’s prime rate (4.00%
at March 31, 2004) plus 1.5% per year and due
in monthly installments of $5,382 plus interest
through January 15, 2008. This note is collat-
eralized by the guarantees of two major stock-
holders of the Company including the Company’s
Chief Executive Officer.

	$ 232,192	$ 296,025

Notes payable (the “Stockholder Note”) to a major stockholder/director/officer of the Company. This note is interest bearing at 8%, un-collateralized and is due on demand.	165,294	323,562

Convertible debt converted during the nine months ended March 31, 2004	-	665,000

sub -Total	397,486	1,284,587

Less unamortized loan costs	-	(92,937)

Total	$ 397,486	$1,191,650

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.   Notes Payable, continued

Certain of the convertible notes payable included warrants for purchase of the Company’s common stock at prices from $0.13 to $0.50 per share. The value of 8,571,428 warrants issued during the nine months ended March 31, 2004 was estimated to be $208,542. That value plus the $496,314 value assigned to the beneficial conversion features was recognized as interest expense in the nine months ended March 31, 2004 because all convertible debt was converted during that period.

During the nine months ended March 31, 2004, the Company, based on requests from the Holder, issued 26,408,411 shares of common stock to convert $1,475,307 of debt, and related accrued interest, to equity.

5.   Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of March 31, 2004, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $8,100,000, which expire in 2003 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company’s common stock severely limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL
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

The Company has adopted the American Institute of Certified Pubic Accountant’s Recently issued Statement of Position (“SOP”) 00-002 Accounting by Producers and Distributors of films, including changes in revenue recognition and accounting For advertising, development and overhead costs. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2003, which is incorporated herein by reference.

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

2. To continue to produce films and provide production services in connection with motion pictures looking to containing high profile talent for wider worldwide audiences.

3. To produce films with Major and/or Mini-major studios.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In the near term, it is anticipated that FMLY film financing will be entirely through outside sources to sustain our operations. In fiscal year 2000 we raised approximately $1,374,000 in the third quarter ending March 31, 2000 and $1,200,000 in the fourth quarter June 30, 2000 from a private placement of our common stock to qualified investors and current major shareholders. For the fiscal year 2001, FMLY obtained approximating $600,000 in the aggregate in debt financing from outside funding. Of this, $250,000 of debt has been retired. In April 2004, the Company received $435,125 in funds pursuant to a subscription agreement offered by Family Room Entertainment.

FMLY'S capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders.

RESULTS OF OPERATIONS

Three Months ended March 31, 2004 versus Three Months ended March 31, 2003

The Company’s operating revenue for the Three months ended March 31, 2004 was $271,428 as compared to $264,200 for the same period ended March 31, 2003 for a decrease of $154. The decrease was attributed a reduction in film revenues that by their nature fluctuate from period to period.

Costs relating to the operating revenues were $472,585 for the three months ending March 31, 2003 as compared to $255,044 for the same 2003 period. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 5 to the unaudited quarterly financial statements for a complete analysis of film cost amortization and write-offs).

The Company's gross margin for the three months ending March 31, 2004 was($196,884) as compared to $ 9,156 for the same period ending March 31, 2003. The decrease in gross profit is directly attributable to the fluctuations in film revenues and film cost amortization.

Selling, general and administrative expenses were $ 486,312 for the three months ended March 31,2003 compared to $255,044 for the same 2003. The increase in selling, general and administrative expenses was attributable to an increase of business consulting expense and fees of $148,343 plus Promotion and publicity of $ 25,450 and another $56,375 in miscellaneous expenses.

Interest expense for the three months ended March 31, 2004 was $678,399 compared to interest expense of $14,813 for same period ending December 31, 2002. The increase in interest expense due to increase in promissory notes and convertible notes cost and converted through March 31, 2004.

The Company reported a net loss of $(1,287,950)for the three months ended March 31, 2004 as compared to a net loss of $(200,162) for the same period ended March 31, 2003.

Nine months ended March 31, 2004 versus Nine months ended March 31, 2003

The Company’s operating revenue for the nine months ended March 31, 2004 was $ 676,202 as compared to $981,700 for the same period ended March 31, 2003, for a decrease of $285,498. The decrease was attributable a reduction in film revenues that by their nature fluctuate from period to period.

Costs relating to the operating revenues were $ 1,092,282 for the nine months ending March 31, 2004 as compared to $770,078 for the same period ending March 31, 2003. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 5 to the unaudited quarterly financial statements for a complete analysis of film cost amortization and write-offs).

The Company's gross margin for the nine month period ending March 31, 2004 was $(416,080) as compared to $211,622 for the same period ending March 31, 2003. The decrease in gross margin is directly attributable to the fluctuations in film revenues and film amortization for the nine months ended March 31, 2004.

Selling, general and administrative expenses were $ 1,283,613 for the nine ended March 31, 2004 compared to $ 493,872 for the same period ended March 31, 2003. The increase in selling, general and administrative expenses was attributable to an increase of business consulting expense and fees of $693,201 plus promotion and publicity of $30,595, and miscellaneous costs of $65,945.

Interest Expense for the nine months ended March 31, 2004 was $894,430 as compared to interest expense of $ 17,816 for same period ending March 31, 2003. The increase in interest expense due an increase in promissory notes and convertible notes inclusive of the conversion of the convertible notes current quarter and the nine months ended March 31, 2004.

The Company reported a net loss of $(2,594,123) for the nine months ended March 31, 2004 as compared to a net loss of $(300,066) for the same period ended March 31 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended March 31 2004 amounted to $512,342; which mainly consists of the nine months net loss $(2,594,123) plus a increase receivables of $69,419, plus increase in film costs $614,244, offset by increase in the following (1) depreciation and amortization expense $25,437, (2) stock compensation $811,468, (3) amortization of film costs 1,092,282, (4) loan costs $786,813, (5) other assets $27,493, and (6) accounts payable $20,951.

Net cash used by investing activities for the nine months ending March 31, 2004 was $10,830 which consisted of a purchase of office furniture and software.

Net cash provided by Financing activities was $813,900 which consisted of proceeds from convertible debentures of $736,000, collection of Subscription receivables of $300,000 offset by payments on notes payable of $222,100.

SUBSEQUENT EVENTS

In April 2004, the Company received $435,125 in funds pursuant to a subscription agreement offered by Family Room Entertainment.

CAPITAL EXPENDITURES COMMITMENTS

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2004 there are commitments of approximately $250,000.

Item 3. Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

On April 26, 2004 FMLY issued 6,216,071 shares of common stock to various investors pursuant to a subscription agreement offering shares at $.07 per share.

On May 12, 2004 FMLY issued 1,500,000 to Capital Research Group, Inc. valued at $.07 per shares for consulting services.

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

32.1Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
    (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
    (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla Director, Chief Executive May 24, 2004
George Furla Officer, President and Chief
Accounting Officer

/s/ Randell Emmett Director, Chief Operating May 24, 2004
Randell Emmett Officer, Assistant Secretary

/s/ Stanley Tepper Chief Financial Officer May 24, 2004
Stanley Tepper

