Form 10KSB
period 2004-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2004-10-14
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 or

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

Registrant’s telephone number, including area code: (310) 659-9411

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
YES X NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer had revenues of $ 745,435 for the fiscal year ended June 30, 2004.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2004 was approximately
$ 7,209,557 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

As of June 30, 2004, 87.037,251 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format    Yes     No X

PART I

ITEM 1.    Description of Business

General Business Development

Family Room Entertainment Corporation (the “Company”(FMLY)), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb Resources Corporation. We are located in Beverly Hills, California , and are engaged in key aspects of motion picture entertainment, including production, production services, finance and distribution.

Restructuring Transaction

Prior to February 3, 2000, we were engaged in copper mining and oil and gas exploration and marketable equity securities trading. Effective February 3, 2000, three individuals and certain entities under their control (collectively referred to as the “Investors”) acquired 88% of our common stock through a series of transactions as follows:

The three individuals each acquired 666,666 shares (approximately 7.8% individually and 23.4% in the aggregate of our common stock from our most significant stockholder (the “Stockholder”).

We sold substantially all of our existing assets, including mineral interests, cash, marketable equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder’s assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000. The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $338,000. As a result of this transaction, we discontinued all current operations in which the FMLY was engaged.

We enacted a ten for one reverse stock split that was effective for stockholders of record on February 17, 2000.

Asset Purchase

Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the “Asset Purchase”) in exchange for 12,407,000 post-split shares of our common stock. The interests in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

Name and Symbol Change

Effective May 22, 2000, COBB Resources Corporation’s name was changed to Family Room Entertainment Corporation, and its corresponding OTC:BB trading symbol “COBB” was changed to “FMLY”.

Entertainment Motion Picture Industry Overview

FMLY discontinued all activities in Mining, Oil and Gas as a result of the restructure and is now in the entertainment industry. FMLY develops, produces and performs production related services for the entertainment industry mainly through the following three wholly-owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops, produces and provides production related services for motion pictures intended for worldwide theatrical release. EFFP’s subsidiary, Good Entertainment Service, Inc., is a production servicing company and has produced a motion picture “Good Advice”; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to oversee and arrange world wide distribution and/or exploitation of FMLY’s entertainment projects and properties, and (3) E F F Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and produce action adventure and family oriented motion pictures for television and home video distribution as well as episodic television and internet programming. EFFI has two wholly owned subsidiaries, Family Room Entertainment Music Publishing Corporation and Emmett/Furla Films Music Publishing Company, both California corporations, whose function is to oversee FMLY’s subsidiaries’ music publishing (ancillary rights associated with the creation of original music for motion pictures). In addition FMLY has other subsidiaries, Family Room Entertainment Live, LLC and its subsidiary Spotlight, LLC which were formed to develop and produce live entertainment and home entertainment projects.

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

The Majors (and Mini-Majors) include: NBC-Universal Pictures (a division of General Electric), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $100,000,000, and collectively provide a near continual source of motion pictures to film exhibitors.

The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the “Mini-Majors.” These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as FMLY, (hereafter, collectively the “Independents”) which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Lions Gate Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

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

Independents generally avoid incurring substantial overhead costs by hiring creative, services and other production personnel, retaining only any essential elements, only when they will be required for pre-production, principal photography and post-production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

"Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international and/or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the timely delivery of the completed motion picture in the agreed upon format(s).

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

Financing the Major Motion Picture

Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent, such as FMLY, to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution will lend monies based on actual sales contract(s) which license exhibition/distribution rights; (5) a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; (6) by having a third party investor fund a portion, usually from 10% to 50% of the production costs with a participation in the net profit of the motion picture as well as the recoupment of costs and expenses; (6) and/or arrange for or with another Independent production facility to finance and produce the motion pictures. By combining (as necessary) the afore mentioned outside funding sources, the Independent can create motion pictures which are competitive with the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent’s possible equity contribution.

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

Theatrical Distribution and Exhibition

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

Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on exhibitors’ evaluation of the audience’s response to the film with respect to the current marketplace (e.g., the success of other films) as weighed against the opportunity cost of exhibiting a “new” release.

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

Home Video

The home video distribution business involves the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores “on-line” stores (i.e., Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing. The home video marketplace now generates total revenues greater than the domestic theatrical exhibition market.

Videocassettes of feature films are generally sold to domestic wholesalers on a unit basis. Unit-based sales typically involve the sales of individual videocassettes to wholesalers or actual retailers (e.g., Blockbuster) at $15.00 to $50.00 per unit and generally are rented by consumers for fees ranging from $1.00 to $5.00 per day (with all rental fees retained by the retailer). Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles including certain made-for-video programs are priced significantly lower to encourage direct purchase by consumers. The market for direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

Technological developments, including video server and compression technologies which regional telephone companies and others are developing, and expanding markets for DVD , could make competing delivery systems economically viable and could significantly impact the home video market generally and, as a consequence, FMLY’s home video revenues.

Pay-Per-View

Pay-per-view television allows cable and satellite television subscribers to purchase individual programs, primarily recently released theatrical motion pictures, sporting events and music concerts, on a "per use" basis. The fee a subscriber is charged is typically split among the program distributor, the pay- per-view operator and the cable operator.

Pay Cable

The domestic pay cable industry (as it pertains to motion pictures) currently consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services. Pay cable services are sold to cable system operators for a monthly license fee based on the number of subscribers receiving the service. These pay programming services are in turn offered by cable system operators to subscribers for a monthly subscription fee. The pay television networks generally acquire their film programming by purchasing the distribution rights from motion picture distributors for a particular period of time, often called a “window”.

Broadcast and Basic Cable Television

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

Foreign Markets

In addition to their domestic distribution activities, some motion picture distributors generate revenue from the distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the world-wide demand for U.S. motion pictures, accented by the increase in the number of foreign television stations, the introduction of global direct broadcast satellite services, and increased home video and cable penetration world-wide. Many Majors now have worldwide “date and day” releases, which allows many “tent-pole” picture (i.e. one of a Major’s more expensive motion pictures, designed to reach the broadest possible audience) to receive a nearly simultaneous worldwide release.

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

New Technologies

New means of delivery of entertainment product are constantly being developed and offered to the consumer, including the internet. The impact of emerging technologies such as direct broadcast satellites and the internet, on FMLY’s operations cannot be determined at this time. However, as a holder of entertainment copyrights, the FMLY monitors these new media possibilities.

Non-Theatrical Exhibition

In addition to the distribution media described above, a number of sources of revenue exist for motion picture distribution through the exploitation of other rights, including the right to distribute films to airlines, schools, libraries, hotels, armed forces facilities and hospitals.

International Markets.

The worldwide demand for motion pictures has expanded significantly as evidenced by the development of new international markets and media. This growth is primarily driven by the opening up of several key markets (including China); overseas privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

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

Types of Motion Pictures Acquired.

FMLY generally seeks to produce, provide production services in connection with, or acquire motion pictures across a broad range of genres, including drama, thriller, comedy, science fiction, family, action and fantasy/adventure, which will individually appeal to a targeted audience. The FMLY has been very selective in acquiring higher budgeted films (over $3,000,000) because of the interest that the Majors have shown in acquiring such films, and the associated competition and higher production advances, minimum guarantees and other costs. FMLY acquires projects when it believes it can limit its financial risk on such projects through, for example, significant presales, and when it believes that a project has significant marketability. In most cases, FMLY attempts to acquire rights to motion pictures with a recognizable marquee "name" personalities with public recognition, thereby enhancing promotion of the motion pictures in the home video and/or international markets. FMLY believes that this approach increases the likelihood of producing a product capable of generating positive cash flow, ancillary rights income and the possibility of a theatrical release.

Methods of Acquisition

FMLY typically acquires films on either a "pick-up" basis or a "pre-buy" basis. The "pick-up" basis refers to those films in which the FMLY acquires distribution rights following completion of most or all of the production and post-production process. These films are generally acquired after management of FMLY has viewed the film to evaluate its commercial viability.

The "pre-buy" basis refers to films in which FMLY acquires distribution rights prior to completion of a substantial portion of production and post-production. Management's willingness to acquire films on a pre-buy basis is based upon factors generally including the track record and reputation of the picture's producer(s), the quality and commercial value of the screenplay, the "package" elements of the picture, including the director and principal cast members, the budget of the picture and the genre of the picture. Before making an offer to acquire rights in a film on a pre-buy basis, FMLY may work with the producer to modify certain of these elements. Once the modifications are considered acceptable, FMLY's obligation to accept delivery and make payment is conditioned upon the timely receipt of a finished film conforming to the script reviewed by FMLY and other specifications considered important by the FMLY.

Acquisition Process

If FMLY locates a motion picture project which it believes satisfies its criteria, FMLY may pay an advance against a share or participation in the revenue actually received by FMLY from the exploitation of a film in each licensed media (hereafter an, “Advance”) or a guarantee a minimum payment based on projected revenues actually to be received by FMLY from the exploitation of a film in each licensed media (hereafter, a “Minimum Guarantee”), all of which are conditioned upon delivery of a completed film which meets or exceeds certain technical standards which are pre-determined in the distribution agreement with FMLY. The minimum guarantee is generally paid prior to the film's release. Typically, FMLY will have the right to recoup the Advance or Minimum Guarantee and certain other amounts from the distribution revenues realized by the FMLY prior to paying any additional revenue participation to the production company.

FMLY Feature Film Production

FMLY develops and produces motion pictures as well as performs production related services for the entertainment industry. FMLY’s aim is to create and produce high quality motion pictures with high profile talent that can be distributed to a worldwide audience. FMLY primarily derives its income from producer fees, consulting and service fees as well as its participation in the profits of the various pictures it produces. FMLY's feature film divisions, EFF Independent, Inc., for low budget films, and Emmett/Furla Films Productions Corporation, for medium budget films, develop and produce motion pictures. FMLY's low to medium budget films to date have had production budgets ranging from less than $1 million to $25 million. FMLY, from time to time, may, however, produce and release films having higher or much higher budgets. EFF Independent’s low-budget films are primarily targeted for distribution directly to the television and home video/DVD markets. However, some of EFF Independent’s films may be released initially as theatrical motion pictures. Emmett Furla Films Productions’ medium-budget films are generally targeted for initial theatrical release.

FMLY's feature film strategy generally is to develop, perform production services, and/or produce feature films when the production budgets for the films are expected to be entirely or substantially covered through a combination of pre-sales, output arrangements, equity arrangements and production loans with or without "gap" financing. To further limit FMLY's financing risk or to obtain production loans, FMLY often purchases completion bonds to guarantee the completion of a production as well as delivery of pre-determined, technically acceptable film and/or video elements.

The following films were either in production, completed, and/or released or delivered by FMLY to certain distributors in 2000, 2001, and 2002 and/or scheduled for release in FMLY’s fiscal 2002 or 2003 and/or 2004

PICTURE	INITIAL MEDIA	RELEASE DATE	PRINCIPAL TALENT
==============	================	================	=================
Speedway Junky	Theatrical	Sep-01	Jesse Bradford,
		(Foreign and	Jordan Brower,
		Domestic)	Jonathan Taylor
Thomas, Tiffani
Amber Theissen,
Warren G, Daryl
Hannah
---------------------------	---------------------------	---------------------------	---------------------------
Held For Ransom	Video/Cable	Aug-00	Dennis Hopper,
		(Foreign and	Zachery Ty Bryan,
		Domestic)	Kam Heskin, Jordan
Brower Randy
Spelling, Tsianina
Joelson, Morgan
Fairchild
---------------------------	---------------------------	---------------------------	---------------------------
After Sex	Video/Cable	Aug-00	Brooke Shields,
		(Foreign and	Virginia Madsen,
		Domestic)	D.B. Sweeney, Dan
Cortese, Maria
Pitillo, Johnathon
Schaech
---------------------------	---------------------------	---------------------------	---------------------------
I'm Over Here Now	Pay-per-View/	Mar-00	Andrew "Dice" Clay
(Produced in conjunction	Video	(Foreign and
with an Independent		Domestic)
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Good Advice	Video/Cable	Dec-01	Charlie Sheen,
		(Domestic)	Angie Harmon,
		Apr-02	Denise Richards,
		(Foreign)	Rosanna Arquette,
& Jon Lovitz
---------------------------	---------------------------	---------------------------	---------------------------
Ticker	Video/Cable	Dec-01	Tom Sizemore,
(Produced in conjunction		(Foreign and	Steven Seagal,
with an Independent		Domestic)	Jamie Pressly, &
Production Company)			Dennis Hopper
---------------------------	---------------------------	---------------------------	---------------------------
The Badge	Video/Cable	Sep-02	Billy Bob Thornton,
(f/k/a Behind the Sun)		(Foreign and	Patricia Arquette, &
(Produced in conjunction		Domestic)	Seal Ward
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Run for the Money	Video/Cable	Feb-02	Christian Slater, Val
(a/k/a In God We Trust)		(Foreign and	Kilmer, Daryl
(Produced in conjunction		Domestic)	Hannah, Bokeem
with an Independent			Woodbine, & Vern
Production Company)			Troyer
---------------------------	---------------------------	---------------------------	---------------------------
Half Past Dead	Theatrical	Nov-02	Steven Seagal, Morris
(Produced in conjunction		(Foreign and	Chestnut, Ja Rule
with an Independent		Domestic)
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Narc	Theatrical	Dec-02	Ray Liotta, Jason
(Produced in conjunction		(Foreign and	Patric, Busta
with an Independent		Domestic)	Rhymes
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
The Devil and	Video/Cable	Nov-02	Alec Baldwin, Anthony
Daniel Webster		(Delivery date.)	Hopkins, Jennifer
(Produced in conjunction		Mar-03	Love Hewitt
with an Independent		(Foreign release)
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
All I Want	Video/Cable	Sep-03	Elijah Wood, Franka
(f/k/a Try Seventeen)		(Foreign and	Potente, Mandy
(Produced in conjunction		Domestic)	Moore
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Out for a Kill	Video/Cable	Aug-03	Steven Seagal
(Produced in conjunction		(Foreign and
with an Independent		Domestic)
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Belly of the Beast	Video/Cable	Dec-03	Steven Seagal
(Produced in conjunction		(Foreign and
with an Independent		Domestic)
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Blind Horizon	Video/Cable	Mar-04	Val Kilmer, Neve
(Produced in conjunction		(Foreign and	Campbell, Sam
with an Independent		Domestic)	Shepard & Faye Dunaway
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Love Song for Bobby	Theatrical	Dec-04	John Travolta &
(Produced in conjunction		(Domestic)	Scarlett Johansson
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Control	Video/Cable	Oct-04	Ray Liotta,
(Produced in conjunction		(Delivery date)	William Dafoe
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Shottas	Video/Cable	Jan-05	Ky-Mani Marley,
(Produced in conjunction		(Delivery date)	Spragga Benz, Wyclef
with an Independent			Jean, Louie Rankin
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Edison	Theatrical	Mar-05	Morgan Freeman, Justin
(Produced in conjunction		(Delivery date)	Timberlake, LL Cool J and
with an Independent			Kevin Spacey
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
The Amityville Horror	Theatrical	Mar-05	Ryan Reynolds, Meilssa
(Produced in conjunction		(Delivery date)	George
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
Submerged	Video/Cable	Mar-05	Steven Seagal
(Produced in conjunction		(Delivery date)
with an Independent
Production Company)
---------------------------	---------------------------	---------------------------	---------------------------
The Tenants	Video/Cable	Mar-05	Dylan McDermott, Snoop
		(Delivery date)	Doggy Dogg, Peter Falk

---------------------------	---------------------------	---------------------------	---------------------------

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

Additionally, through Emmett Furla Films Productions Corp., (EFFP) Family Room Entertainment Corporation’s (FMLY) business plan emphasized the expansion of film project development along with acquisitions and the commencement of new productions for the fiscal year 2004. Recent developments include the following:

"    On September 29, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY), would like to give a status report on projects that are in development and/or slated for production in fiscal year 2005. The following projects are in active production or are slated to be in active production during the calendar year 2004: (1)     “SUBMERGED,” starring Steven Seagal, has completed principal photography and is now in post-production; (2) “THE AMITYVILLE HORROR” has completed principal photography and is now in post-production (3) “MERCENARY,” which stars Steven Seagal, is scheduled to begin filming on February 1st, 2005; (4) “88 MINUTES,” which stars Al Pacino, is scheduled to begin filming in January of 2005. Family Room, through its various subsidiaries, is in active development on the following projects: (1) Emmett/Furla Films is in active development on “THE CONTRACT” for two-time Academy Award nominee, Bruce Beresford, to direct; (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues, is in active development; (3) “ROOM SERVICE,” based on the novel by Beverly Brandt, is in active development; (4) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is in active development. Emmett/Furla Films is currently in negotiations on several high profile projects and hopes to be able to announce at least of these projects at the American Film Market (October 3-10,2004).

"    On September 22, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY), is pleased to announce that it has hired Barry Schindel (TV’s LAW & ORDER) to perform a re-write of their Al Pacino star-er “88 MINUTES.” James Foley (CONFIDENCE) will direct the picture from a screenplay by Gary Scott Thompson (THE FAST AND THE FURIOUS and TV’s LAS VEGAS). The producers for 88 MINUTES are Avi Lerner, Randall Emmett, George Furla and Gary Scott Thompson. Executive Producers on the Pic will be: Danny Dimbort, Boaz Davidson, Trevor Short, Lawrence Bender and John Baldecchi. 88 MINUTES is scheduled to begin pre-production on November 1, 2004. 88 MINUTES focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live. In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row. Co-chairmen Randall Emmett and George Furla stated: “We are very excited to have Barry on-board 88 MINUTES. As a re-write is part of the normal process of tailoring the project for high-profile talent like Al Pacino and James Foley, we are excited to be taking this next step with someone as experienced and skilled as Barry.”

"    On September 13, 2004, Family Room Entertainment Corporation (OTC BB: FMLY), is pleased to announce that its wholly owned subsidiary, Emmett/Furla Films, has acquired the true-life story of “Rin Tin Tin” to produce as a feature length motion picture. The original Rin Tin Tin puppy was saved from the remains of a bombed-out kennel during World War I. That little German Shepard puppy grew up to become the star of 22 feature films and has been credited as one of Hollywood’s first true “stars.” The progeny of the original “Rinty,” as he was affectionately called sometimes, went on to star in numerous other movies and television series, making the 80 year span of the Rin Tin Tin name, one of the longest running careers in Hollywood. Co-chairs Randall Emmett and George Furla stated: “We are very excited about this project and given that the ‘RIN TIN TIN’ brand is one of the longest running and most successful in Hollywood history, we believe we can produce a fantastic film, which will appeal to all ages.”

"    On August 19, 2004, Emmett/Furla Films has been heating up the indie film market with their current slate of productions budgeted north of $25 million and produced as part of their long-standing relationship with Avi Lerner’s Millennium Films as part of their multi-picture arrangement: the first of which is the currently in post-production pic, “EDISON,” which stars Justin Timberlake, Morgan Freeman, LL Cool J, and Kevin Spacey for freshman writer/director David Burke; and “88 MINUTES,” which stars Al Pacino for helmer James Foley and begins pre-production next month; and, finally, “THE CONTRACT,” which will be directed by Bruce Beresford and is currently out to a short list of A-list stars. The spec 88 MINUTES was originally penned by Gary Scott Thompson (“THE FAST AND THE FURIOUS”) and currently underling a rewrite by Barry Schindel (TV’s “ROBBERY HOMICIDE DIVISION”). “THE CONTRACT” was originally penned by Stephen Katz & John Darrouset and is currently undergoing a rewrite by JD Zeik (“RONIN”). Emmett/Furla toppers Randall Emmett and George Furla are pleased to announce today that they have acquired three hot new properties: “LOVE AND HATE” by Roderick Taylor and Bruce Taylor, which has undergone a rewrite by Steven Rowley; “UNDERGROUND” by Stuart Hazeldine; and “ALTITUDE RUSH” by Matt Reilly. LOVE AND HATE, which will be produced by Emmett/Furla’s Randall Emmett and George Furla together with Pliny Porter. LOVE AND HATE is the story a South Florida cop who is haunted by her childhood best friend, who has seemingly come back from the dead to reap her revenge. The pic is currently out to a short list of Hollywood’s A-list females. ALTITUDE RUSH is the story of a band of friends who, in order to thwart a plot to blackmail the President of the United States, must travel from the Empire State Building to the United Nations—and never drop below an altitude of ten feet or they will set off a devastating bomb. ALTITUDE RUSH is currently out to directors. UNDERGROUND is the story of a former soldier who, while in London visiting his girlfriend, must save his fellow passengers and keep terrorists from flooding the entire London Underground. UNDEGROUND is currently out to directors. Stuart Hazeldine, whose credits include “PAYCHECK,” is currently working on the “THE MASQUE OF THE RED DEATH,” based on the story by Edgar Allan Poe, for 20th Century Fox as well as his screenplay, “THE TENTH VICTIM,” which is set up at Universal. Producers Randall Emmett and George Furla stated: “We are very excited about these three new projects. We believe LOVE AND HATE, ALTITUDE RUSH and UNDERGROUND will make for great high concept films with mass appeal.” Emmett and Furla added: “We have given our company a mandate to produce no less than 5 high concept films budgeted in the $25 to $40 million range in the next year. We believe these three new acquisitions along with 88 MINUTES and THE CONTRACT keeps us on place to reach that goal.” Randall Emmett and George Furla are currently co-executive producing the MGM/Dimension production of “THE AMITYVILLE HORROR” the Platinum Dune and Radar Pictures. AMITYVILLE HORROR began filming on August 2nd.

"    On August 10, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC BB: FMLY), is very excited to announce that “LOVE SONG FOR BOBBY LONG” has been accepted and will premiere at this years Venice Film Festival. LOVE SONG FOR BOBBY LONG, which was co-executive produced by Emmett/Furla Film’s Randall Emmett and George Furla stars John Travolta and two-time Golden Globe nominee Scarlett Johansson, who won last year at Venice for her performance in “LOST IN TRANSLATION.” LOVE SONG FOR BOBBY LONG, which was filmed on location in New Orleans, was directed by Shaniee Gable and was produced by Bob Yari and Paul Miller. The Picture will be distributed by Screen Gems. Co-Chairs Randall Emmett and George Furla stated: “Although LOVE SONG FOR BOBBY LONG will not have an overall positive impact on the bottom line of Family Room Entertainment, we believe that “prestige” pictures like LOVE SONG FOR BOBBY LONG are good for our company in that they allow us to grow and strengthen our relationships within the entertainment community.”

"    On July 27, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY), would like to give a status report on projects that are in development and/or slated for production in calendar year 2004. The following projects are slated for production in 2004; (1) “SUBMERGED,” starring Steven Seagal, is scheduled to begin filming August 1st; (2) “THE AMITYVILLE HORROR” is scheduled to begin filming on August 2nd; (3) “MERCENARY,” which stars Steven Seagal, is scheduled to begin filming on October 15th; (4) “88 MINUTES,” which stars Al Pacino, is scheduled to begin filming in January of 2005. Family Room, through its various subsidiaries, is in active development on the following projects: (1) Emmett/Furla Films is in final negotiations with two-time Academy Award nominee, Bruce Beresford, to direct “THE CONTRACT”; (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues, is in active development; (3) “ABOMINABLE SNOWMAN” is in active development; (4) “ROOM SERVICE,” based on the novel by Beverly Brandt, is in active development; (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is final stages legal clearance. Family Room, through its various subsidiaries, has acquired the following new properties: (1) “Love and Hate” by Roderick Taylor and Bruce Taylor, is the story of an insane woman seeking retribution against her childhood friend; (2) “Untreaceable” by Robert Fyvolent and Mark Brinker, is the story of a FBI agent who must track down a serial killer who is using the internet to trap and kill his victims. The following project was recently completed: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production.

"    On July 21, 2004 Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC BB: FMLY), is pleased to announce that it predicts it will be profitable for the first quarter of Fiscal 2005. Based on the income to be derived from AMITYVILLE and SUBMERGED, which are both scheduled to begin filming on August 2, 2004, Family Room anticipates being not only cash-flow positive, but to also be able to show a profit on the financial statements for the first quarter of fiscal 2005. AMITYVILLE is scheduled to begin production for MGM and Miramax on August 2, which will trigger the payment due to Family Room. SUBMERGED is slated to begin filming on August 2nd in Sofia, Bulgaria. SUBMERGED will star Steven Seagal.

"    On July 20, 2004 Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC BB: FMLY), is pleased to announce that it anticipates being dept free sooner than projected. Family Room had originally planned to have all corporate debt paid off and removed from the corporate balance sheet by December 31, 2004. However, in light of the income that is projected for the first quarter of Fiscal 2005, Family Room anticipates being able pay off all corporate debt, thereby strengthening the balance sheet considerably. In light of the record number of films slated to go into production during fiscal 2005, the management at Family Room feels the elimination of all corporate debt will reduce expenses and allow the company to turn profitable as soon as possible. The announcement is based, in part, on the income from two forthcoming projects AMITYVILLE and SUBMERGED. AMITYVILLE is slated to begin filming on August 2, 2004, which will trigger payment to Emmett/Furla Films (Emmett/Furla Films has already been guaranteed this payment by means of being “pay-or-play”). SUBMERGED is also scheduled to begin principal photography on August 2, 2004 and thus, payment will also begin in connection with this project.

"    On July 12, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC BB: FMLY), is pleased to announce that the feature film “EDISON” is in the editing phase of post production. Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J star in the picture. Additional cast members are: Piper Perabo, who will play Timberlake’s love interest, and Dylan McDermott, who will take villainous turn as the corrupt cop “Lazerov,” and Cary Elwes who will play the district attorney in the fictional city of “Edison.” EDISON is the story of an elite unit of cops caught in a maelstrom of corruption by a young journalist [Timberlake] who quickly finds himself in over his head. To find the truth and to save the lives of those around him, he must make an uneasy alliance with a burnt-out reporter [Freeman] and the DA’s ace investigator [Spacey]. David Burke, a prolific writer/producer/director for television, will be making his feature film début. Burke began his career as a writer on Michael Mann’s CRIME STORY for CBS. He received an Emmy and a Golden Globe nomination for his work on CBS’ WISEGUY, for which he was Executive Producer as well as a writer and director. Most recently, Burke executive produced NBC’s LAW & ORDER: SVU.

"    On July 8, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC: FMLY), would like to give a status report on projects that are in development and/or slated for production in 2004. The following projects are slated for production in 2004: (1) “SUBMERGED,” starring Steven Seagal, is scheduled to begin filming August 1st (2) “MERCENARY,” which stars Steven Seagal, is scheduled to begin filming on October 15th (3) “88 MINUTES,” which stars Al Pacino, is scheduled to begin filming on October 15th. In addition, Emmett/Furla Films has become pay-or-play on “AMITYVILLE,” which means it will be paid no later than October 31st. Family Room, through its various subsidiaries, is in active development on the following projects: (1)Emmett/Furla Films is in final negotiations with two-time Academy Award nominee, Bruce Beresford, to direct “THE CONTRACT.” (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues, is in active development. (3) “ABOMINABLE SNOWMAN” is in active development. (4) “ROOM SERVICE,” based on the novel by Beverly Brandt, is in active development. (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is final stages legal clearance. The following project was recently completed: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production.

"    On June 25, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY), is please to announce that pre-production will commence on July 1st on the motion picture project “SUBMERGED” starring STEVEN SEAGAL. Anthony Hickox will direct the Picture. Co-chairs Randall Emmett and George Furla stated: “We hare happy to be working with Steven Seagal again. In each of the films we have done together, he has delivered solid, exciting performance. And we believe that ‘Submerged’ will make an action-packed film that will hopefully appeal to a broad audience. This project is the perfect fit for Family Room Entertainment.” Following “Submerged,” Emmett/Furla Films will produce a second picture with Steven Seagal entitled, “Mercenary.”

"    On June 17, 2004, The following projects were recently completed: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production. (2) “CONTROL,” starring Ray Liotta, Wilem Dafoe and Michelle Rodriguez, is currently in post-production. The following projects are slated for production in 2004 (1) “SUBMERGED,” starring Steven Seagal, is scheduled to begin filming August 1st; (2) “MERCENARY,” starring Steven Seagal, is scheduled to begin filming on October 15th ; and (3) “88 MINUTES,” which stars Al Pacino, is scheduled to begin filming in September 15th. In addition, Emmett/Furla Films has become pay-or-play on “AMITYVILLE,” which means it will be paid no later than October 31st. Family Room, through its various subsidiaries, is in active development on the following projects: (1) Emmett/Furla Films is in final negotiations with two-time Academy Award nominee, Bruce Beresford, to direct “THE CONTRACT.” (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues, is in active development. (3) “ABOMINABLE SNOWMAN” is in active development. (4) “ROOM SERVICE,” based on the novel by Beverly Brandt, is in active development. (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is awaiting legal clearance. Emmett/Furla Films has chosen to abandon the motion picture project entitled “WINNERS.”

"    On June 9, 2004 Family Room Entertainment Corporation (OTCBB:FMLY) announced that had completed several steps towards reducing all long term debt. At that time, all of Family Room’s promissory notes had been paid in full. Additionally, Family Room has reduced its debt contracted through its line of credit with its banking facility to One Hundred Eighty Thousand Dollars ($180,000) from a high of Five Hundred Thousand Dollars ($500,000). The One Hundred Eighty Thousand Dollars represents the total outstanding debt on Family Room’s balance sheet. Family Room intends to reduce the outstanding balance of its line of credit with the banking facility to zero by the end of this calendar year.

"    On May 26, 2004, Family Room Entertainment Corporation (OTCBB:FMLY), announced that its wholly owned subsidiary, Emmett/Furla Films, is currently in active negotiations with high profile talent to star in the motion picture project "PAST TENSE." The project is slated to begin filming later this summer. "PAST TENSE" is from a screenplay by Paul J. da Silva. Randall Emmett and George Furla of Emmett/Furla Films along with Tucker Tooley and Vincent Newman of Newman/Tooley Films will produce the Picture. "PAST TENSE" is the story of a young cop specializing in Asian gangs who must aid an older more experienced cop in bringing a Hong Kong gang leader to justice.

"    On May 13, 2004, Emmett/Furla, a wholly owned subsidiary of Family Room Entertainment Corporation (OTCBB:FMLY), in conjunction with Avi Lerner's Millennium Films, announced that they have teamed up to produce and finance 88 MINUTES with AL PACINO set to star in the Picture. James Foley (CONFIDENCE) will direct the picture from a screenplay by Gary Scott Thompson (THE FAST AND THE FURIOUS and TV's LAS VEGAS). The producers for 88 MINUTES are Avi Lerner, Randall Emmett, George Furla and Gary Scott Thompson. Executive Producers on the Pic will be: Danny Dimbort, Boaz Davidson, Trevor Short, Lawrence Bender and John Baldecchi. 88 MINUTES focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live. In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row. Production is scheduled to comcommence in August in Vancouver with a budget of under $30 million. This marks the second picture announced under production, finance and distribution arrangement recently announced by Millennium and Emmett/Furla Films.

"    On April 21, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTCBB:FMLY), announced that it has acquired the rights to the motion picture screenplay "The Contract" written by Stephen Katz (TV's "LA Law") and John Darrouzet. Following quickly on their announcement that Emmett/Furla Films has re-upped its non-exclusive international distribution arrangement with Millennium Films for an additional ten pictures, "The Contract" marks the first picture in this new slate of pictures. "The Contract" is a high-concept action-thriller that follows a father who tries to redeem himself in the eyes of his son, while trying to bring a world-class assassin to justice. All the while, he must protect his son and evade the assassin's team who are methodically hunting them down in the wilderness.

"    On April 1, 2004, Family Room Entertainment Corporation (OTCBB:FMLY), announced that its wholly owned subsidiary, Emmett/Furla Films has acquired the rights to "Pop Princess," a novel by Rachel Cohn. "Pop Princess" is the story of a fifteen-year-old small-town girl, Wonder Blake, who gets the once-in-a-lifetime chance to pursue the dream of becoming a "pop star." That dream, however, is the dream of her recently deceased sister -- the loss of whom is still felt by her family. As Wonder pursues becoming a pop star and climbs the ladder to success, she finds herself further from her family and further from life as a normal teenager. In the end, Wonder must choose whether it is fame and fortune she wants or friends and family.

"    On March 24, 2004, Family Room Entertainment Corporation (OTCBB:FMLY), announced that its wholly owned subsidiary, Emmett/Furla Films, is currently in active negotiations to acquire the true-life story of "Rin Tin Tin" to produce as a feature length motion picture. The actual RiRin Tin Tin, who along with his heirs starred in numerous movies and television series, was actually found and rescued along the German warfront during World War I.

"    On March 23, 2004, Family Room Entertainment Corporation (OTCBB:FMLY), announced that its wholly owned subsidiary, Emmett/Furla Films, have acquired rights to a new screenplay and is in final negotiations to adapt a non-fiction novel for a feature film. The first project acquired was "THE CONTRACT," a screenplay by Stephen Katz & John Darrouzet. "THE CONTRACT" is the story of a father who tries to redeem himself when he and his son try to bring a world-class assassin who has been captured by the U.S. Marshals to justice after the assassin's team kills all of the Marshals escorting him. Emmett/Furla Films is in final negotiations to acquire rights to "THE WAY WE PLAYED THE GAME" by John Armstrong. "THE WAY WE PLAYED THE GAME" is the story of a high school football team in Benton Harbor, Michigan that must learn to overcome tremendous obstacles on its way to the 1903 State Championship.

"    On March 18, 2004, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTCBB:FMLY), announced that they commenced filming of the feature film "EDISON" based on the screenplay by writer/director David Burke on March 13, 2004. Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J star in the picture. The producers for "EDISON" are Randall Emmett, George Furla, and John Thompson. Avi Lerner, Boaz Davidson, Trevor Short and Danny Dimbort are Executive Producing the picture. Recent additions to the cast are: Piper Perabo, who will play Timberlake's love interest, and Dylan McDermott, who will take a villainous turn as the corrupt cop "Lazerov," and Cary Elwes who will play the district attorney in the fictional city of "Edison." "EDISON" is the story of an elite unit of cops caught in a maelstrom of corruption by a young journalist (Timberlake) who quickly finds himself in over his head. To find the truth and to save the lives of those around him, he must make an uneasy alliance with a burnt-out reporter (Freeman) and the DA's ace investigator (Spacey). David Burke, a prolific writer/producer/director for television, will be making his feature film debut. Burke began his career as a writer on Michael Mann's "CRIME STORY" for CBS. He received an Emmy and a Golden Globe nomination for his work on CBS' "WISEGUY," for which he was Executive Producer as well as a writer and director. Most recently, Burke executive produced NBC's "LAW & ORDER: SVU."

"    On Nov. 3, 2003, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC BB:FMLY) announced that the Miramax Films subsidiary Dimension Films has acquired all rights from Barstu Productions, Integrated Films and Management, Emmett/Furla Films and Distributor Nu Image Films to create, produce and distribute a feature film which will be a modern horror story set in the infamous town of Amityville. In a release from Dimension Films on October 30, 2003, the studio stated: ``Dimension Films, the studio that brought you the 'Scream' & 'Halloween' franchises has acquired the rights to George Lutz's life and events, it was announced today by Dimension Films Co-Chairman Bob Weinstein (sic). Dimension's film will focus on events outside of the scope of the original book and film. Dimension acquired the rights from Nu Image. Avi Lerner, Trevor Short and John Thompson negotiated on behalf of Nu Image. The rights to Lutz's story were assembled by Paul Mason, Steve Whitney, Randall Emmett, George Furla and Dan Farrands who, together with George Lutz, assigned the rights to Nu Image for the development of a motion picture.''

"    On Oct. 28, 2003, Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC BB:FMLY.OB)is announced that it has completed negotiations with international action star Steven Seagal to top-line an additional picture for them in March of 2004. Randall Emmett and George Furla will produce the picture.

"    On August 4, 2003, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC BB: FMLY), in the interest of Regulation D fair disclosure practices, is extremely excited to announce that they have closed a deal with Barstu Productions and Integrated Films and Management to create and produce a feature film which will re-envision one of Hollywood's classic horror films and a current cult favorite, The Amityville Horror. The new project by Emmett/Furla, Barstu and Integrated will be a modern look at the myth of the Amityville Horror as told in the novel by Jay Anson on which the original 1979 movie, released by MGM, was based. When released by MGM in the United States in July of 1979, the original picture went on to a cumulative U.S. box office of over $86,000,000 (IMDB.com), a "blockbuster" by many standards. The MGM movie starred James Brolin as "George Lutz" and Margot Kidder as his wife, "Kathleen." Steve Whitney of Integrated and Paul Mason of Barstu will produce the produce the picture with Emmett/Furla's Randall Emmett and George Furla. The producers are currently out to directors for the picture, which is scheduled to begin filming in early 2004.

"    On July 25, 2003, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC BB: FMLY), announced that they have signed Hollywood artist Crash McCreery to create "The Abominable Snowman." The motion picture "The Abominable Snowman" will be produced by Emmett/Furla's Randall Emmett and George Furla with Ilya Salkind ("Superman" I, II and III) and Vallhalla Motion Picture's Gale Anne Hurd ("The Hulk").

"    On July 16, 2003, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation (OTC BB: FMLY), announced that Matt Dillon and Willem Dafoe are set to star in the motion picture "Control." Tim Hunter ("River's Edge") is set to direct the picture. The screenplay for "Control" was written by Todd Slavkin & Darren Swimmer. Randall Emmett and George Furla will produce the picture under their fifteen-picture production/finance arrangement with Avi Lerner's Millennium Films. "Control" is the story of a sociopathic killer on death row (Dillon) who's given a chance to live if he agrees to take part in a top secret chemical behavioral modification program run by a brilliant doctor, played by Dafoe. As the killer's personality begins to change, both he and the doctor must take drastic measures when the violent past comes back to haunt them both.

"    On March 5, 2003 FMLY's subsidiary, EFFP, announced that they have partnered with Nation Lampoon to develop and produce a motion picture tentatively titled "Back to College." "Back to College" is the story of two successful bachelors in their mid to late 20s who decide that in their drive to succeed, there are a few things in life they have missed out on, especially when it comes to their college experiences. In order to fit in and truly enjoy "college life," the two assume secret identities as "Regular Joe College Students," enroll in classes and, armed with the wealth they have accumulated in life, they move back to college. The Picture will be in the vein of "Back to School," which starred Rodney Dangerfield, but with a younger spin. "Back to College" is inspired by the true-life experiences of Randall Emmett and George Furla, who in the fall of 1999 posed as college transfer students at Auburn University.

"    On April 2, 2003, FMLY's subsidiary, EFFP, announced in conjunction with Gale Anne Hurd's Valhalla Motion Picture Group have partnered with Abrams/Gentile Entertainment and Ken Abrams' Character Vision, the Los Angeles-based licensing company, to develop the one time best-selling line of toys and comic books known as "Micronauts." In a jont statement (March 18, 2003), they stated: "The one time best-selling line of toys and comic books known as Micronauts will be developed as a motion picture and/or television series by Gale Anne Hurd's Valhalla Motion Picture Group and Randall Emmett and George Furla Films Corporation, in partnership with Abrams/Gentile Entertainment and Ken Abrams' Character Vision, the Los Angeles-based licensing company. Gale Anne Hurd of Valhalla Motion Pictures and Randall Emmett & George Furla of Emmett/Furla Films will produce. "One of most successful and groundbreaking action figure lines of the last 25 years, The Micronauts -- from fan favorite Mego Toys -- were a series of intechangeable space toys (figures, vehicles, and playsets) originally produced and still sold in Japan by toy maker Takara. In the late 70's and early 80's Mego sold over $300 million dollars of product and was second only to 'Star Wars' merchandise in total sales. The line was so popular that it was interpreted into a long running comic book series published by Marvel Comics and a full merchandising program ensued. To this day Micronauts still inspires fan-produced conventions around the county. Mego was simultaneously licensing the action figure rights to such properties as Spider-Man, Superman, Batman, Star Trek, Planet of the Apes and the Wizard Of Oz.

"    THURSDAY, FEBRUARY 27, 2003, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that Millennium Films has re-up-ed its ten picture non-exclusive international distribution arrangement with Millennium Films for an additional ten pictures. Most recently Emmett/Furla Films announced their tenth picture in this arrangement, "Belly of the Beast", starring Steven Seagal. "Belly of the Beast" starts filming in Thailand next month. "Belly of the Beast" will be produced by Luminosity Media's Steven Seagal, who is also starring in the Picture. Emmett/Furla Films' Randall Emmett and George Furla will executive produce the picture. Phillip Goldfine will serve as Co-executive producer. Millennium's Danny Dimbort, Avi Lerner and Trevor Short will serve as executive producers on the picture. Randall Emmett and George Furla said: "The ten pictures we have already produced under this agreement, serves to illustrate the aggressive nature of our relationship. Avi Lerner and the team at Millennium Films have made Millennium Films an easy home for our aggressive slateof pictures. We also intend to continue to equity finance pictures as a part of our aggressive plan to get pictures into production. Emmett/Furla Films will continue to produce betweenseven to nine pictures per year"

"    Thursday, February 20, 2003, Los Angeles, CA: Family RoomFamily Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that that it has struck an agreement with Diamond Entertainment (NASDAQ OTC: BB Symbol: DMEC) and Blagman Media International (NASDAQ OTC: BB Symbol: BMII) to release a series DVDs and videos through direct response marketing. The first title in the series will be a video featuring the comic performances of Red Skelton. The Red Skelton video will feature eight hours of performances. If the first video proves to be successful, Family Room plans to direct market up to four titles over the next year utilizing this same strategy. Family Room will produce sixty and ninety second direct response commercials, which are intended to be "rolled-out" over the United States beginning in late March utilizing a platform strategy designed to minimize costs. Co-chairs Randall Emmett and George Furla stated, "We are hopeful that Family Room's undertaking into the direct response commercials, which are intended to be "rolled-out" over the United States beginning in late March utilizing a platform strategy designed to minimize costs. Co-chairs Randall Emmett and George Furla stated, "We are hopeful that Family Room's undertaking into the direct response marketplace will have synergy with our already existing film and television production and distribution divisions." Emmett and Furla continued, "Although no one can predict the final outcome in the marketplace with 100% accuracy, we believe Diamond Entertainment and Blagman Media International will prove to be excellent partners for Family Room in this endeavor."

"    Wednesday, January 29, 2003, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that pre-production has commenced on the second of two pictures it will be producing with action-star Steven Seagal, entitled "BELLY OF THE BEAST". "Belly of the Beast", was originally announced on May 20, 2002, when "Daily Variety" reported, "Actor-producer Steven Segal has launched a production and sales company, Luminosity Media. He will produce and star in its first two projects in conjunction with Millennium/Nu Image. The pictures are "Belly of the Beast" and "Out for a Kill"." "Belly of the Beast" will be produced by Luminosity Media's Steven Seagal, who is also starring in the Picture. Emmett/Furla Films' Randall Emmett and George Furla will executive produce the picture. Phillip Goldfine will serve as Co-executive producer. Millennium's Danny Dimbort, Avi Lerner and Trevor Short will serve as executive producers on both pictures as well.

"    Thursday, January 16, 2003, Los Angeles, CA: Emmett/Furla Films Productions Corp., a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce they have acquired the exclusive option to acquire all rights to three new high concept action screenplays. Last month, Emmett/Furla Films renewed its option agreement with Kingman Films International for the motion picture screenplay "Gentlemen of the Hunt". Millennium Films has also greenlit, as part of Millennium Pictures ten picture distribution/financing arrangement with Emmett/Furla Films, "Gentlemen of the Hunt" by Andrew Withman based on story by Dennis Lefevre & Ken Young. Randall Emmett and George Furla along with Kingman Films's Arthur Chang will produce the picture. The screenplay is a high-concept high-action picture. "Gentlemen of the Hunt" is the story of a young CIA agent who first hunts and then comes to the rescue of his estranged father, who has been framed as an international assassin. Emmett/Furla Films also acquired the action/thriller "Snakeskin" by Paul Sloan. Randall Emmett and George Furla will produce the picture with Gus Furla and Leo Amari, who brought the project to Emmett/Furla Films. Paul Sloan will also co-star in the picture. "Snakeskin" is the story of a man who specializes in acquiring rare and unique antiquities for the highest bidder, who now must hunt down a genetically enhanced ex-partner to retrieve a stolen package before the falls in to the wrong hands-and forever changes the balance of good and evil in the world. Early this month, Emmett/Furla Films acquired the high concept action-er "The Rig" by Dan Hoskins. Randall Emmett and George Furla will produce and George Zaloom will executive produce the picture. "The Rig" is the story of a washed-up special ops soldier who is brought back into action when an off-shore oil derrick which serves as a high-tech prison is taken over by its inmates. All three of these screenplays are currently out to actors.

"    Thursday, January 16, 2003, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that "Narc", went into wide release this weekend, landing in 816 theaters. In its first weekend in wide release, Daily Variety (January 14, 2003) reported "Narc" earned $2,825,807 at the box-office for a per-screen-average of $3,438. "Narc's" box-office total, following its limited release on December 20, 2002 is $3,175,704 (Daily Variety, January 14, 2003). "NARC" was recently nominated for three IFP Independent Spirit Awards: Joe Carnahan for "Best Director," Ray Liotta for "Best Supporting Male" and Alex Nepomniaschy "Best Cinematography." Independent Spirit Awards will be awarded in a live broadcast on March 22, 2003 on The Independent Spirit Channel (IFC) at 2:00pm (Pacific). There ceremony will then be re-broadcast on Bravo later that same day at 7:00pm (Pacific). "NARC" stars Ray Liotta and Jason Patric as well as Busta Rhymes. The police thriller was written and directed by Joe Carnahan ("Blood, Guts, Bullets and Octane") and produced by Diane Nabitoff (producer of "Very Bad Things" and "Operation Dumbo Drop"), Ray Liotta, Michelle Grace and Jules Nasso. Tom Cruise (star of Steven Spielberg's "Minority Report") and Paula Wagner (producer of the "Mission Impossible" films), under their Cruise/Wagner banner, serve as Executive Producers on the Picture. Paula Wagner stated in a release from Paramount Pictures (April 23, 2002), "Tom and I are proud to be associated with a film of this caliber and look forward to supporting and helping "NARC" receive the attention and recognition it deserves." In addition to Cruise and Wagner, Emmett/Furla Films' Randall Emmett and George Furla as well as David Glasser of Splendid Picture's and Adam Stone executive produced the Picture. Emmett/Furla Films Productions Corporation provided financing services on the Picture. Splendid Pictures served as the financier and George Furla stated: "We are very proud of "Narc" and its nominees. We have always believed in this film and this just confirms that Family Room can produce films that are worthy of critical praise." Co-chairs, Randall Emmett and George Furla stated: "As our second major theatrical release of 2002, we are very happy with the accolades and the box-office performance thus far of 'NARC'. We believe "NARC" indicates that Family Room can produce movies that not only appeal to a broad audience, but also can garner critical praise."

"    Friday, December 13, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that "Narc", which will make its premiere in theaters for Paramount Pictures on December 20th, received three nominations for the 2003 IFP Independent Spirit Awards. "NARC" garnered the following nominations: Joe Carnahan was nominated for "Best Director," Ray Liotta was nominated for "Best Supporting Male" and Alex Nepomniaschy was nominated for "Best Cinematography." Selected from more than 190 submissions, the winners will be unveiled at the IFP Independent Spirit Awards ceremony on Saturday, March 22, 2003. Director John Waters will serve as the Master of Ceremonies for the awards ceremony, which will be held on the beach in Santa Monica, California. The IFP Independent Spirit Awards ceremony will be televised live on The Independent Film Channel (IFC) at 2:00 pm PST on Saturday, March 22, 2003 and will then be re-broadcast at 7:00 pm PST on Bravo later that same day. The nominees of the Independent Spirit Awards were selected by a 14 person IFP Nominating Committee panel of filmmakers. Winners will be voted on by the IFP national membership, which lists 9,000 members. "NARC" stars Ray Liotta and Jason Patric as well as Busta Rhymes. The police thriller was written and directed by Joe Carnahan ("Blood, Guts, Bullets and Octane") and produced by Diane Nabitoff (producer of "Very Bad Things" and "Operation Dumbo Drop"), Ray Liotta, Michelle Grace and Jules Nasso. Tom Cruise (star of Steve Steven Spielberg's "Minority Report") and Paula Wagner (producer of the "Mission Impossible" films), under their Cruise/Wagner banner, serve as Executive Producers on the Picture. In a release from Paramount Pictures yesterday, Paul Paula Wagner stated in a release from Paramount Pictures (April 23, 20032002), "Tom and I are proud to be associated with a film of this caliber and look forward to supporting and helping "NARC" receive the attention and recognition it deserves." In addition to Cruise and Wagner, Emmett/Furla Films' Randall Emmett and George Furla as well as David Glasser of Splendid Picture's and Adam Stone executive produced the Picture. Emmett/Furla Films Productions Corporation provided financing services on the Picture. Splendid Pictures served as the financier and international distributor on the Picture. Family Room Entertainment Co-chairs Randall Emmett and George Furla stated: "We are very proud of "Narc" and its nominees. We have always believed in this film and this just confirms that Family Room can produce films that are worthy of critical praise." According to their IFP's website (http://www.ifp.org), "IFP is a not-for-profit service organization dedicated to providing resources, information and avenues of communication for its members: independent filmmakers, industry professionals and independent film enthusiasts. It is committed to the idea that independent film is an important art form and a powerful voice in our society."

"    TUESDAY, DECEMBER 10, 2002, Los Angeles, CA: Emmett/Furla Films Productions Corporation, a wholly owned subsidiary of Family Room Entertainment Corporation (NASDAQ OTC: BB Symbol: FMLY) is pleased to announce that "HALF PAST DEAD", which premiered on November 15, 2002 has thus far officially generated almost $15 million at the box office. 'HALF PAST DEAD" is set in the most notorious prison in history -- Alcatraz. Disgruntled Prison Bureaucrat-turned-criminal mastermind Donny (Morris Chestnut) has assembled a commando team to infiltrate the newly refurbished, high tech fortress in order to force a death row inmate to reveal the whereabouts of $200 million worth of gold. Inmate Nick Frazier (Ja Rule) must help Undercover FBI agent Sascha Petrosevitch (Steven Seagal) rally the other inmates to stop the invaders -- before they murder the Supreme Court Justice who is present for the impending execution. "HALF PAST DEAD" was released by Screen Gems on more than 2,100 screens. The picture stars Steven Seagal, , Morris Chestnut and Ja Rule as well as Nia Peeples and Kurupt. Don Michael Paul served as the writer/director on the picture. The picture was produced by Andrew Stevens, Elie Samaha and Steven Seagal. The executive producers on the picture are Christopher Eberts and Uwe Schoot as well as Emmett/Furla Films' Randall Emmett and George Furla. Phil Goldfine and James Holt served as co-producers on the picture. For the week ending December 1st, Daily Variety (December 3, 2002) reported that 'HALF PAST DEAD" had officially generated $14,732,332 at the box office. After an estimated opening weekend of $8,200,000, Daily Variety (November 18, 2002) reported: "The opening for "HALF PAST DEAD" fully met expectations, Sony spokesman Steve Elzer said." Co-chairs, Randall Emmett and George Furla stated: "As our first major theatrical release, we are very happy with the performance of 'HALF PAST DEAD'. We believe the box office results indicate that Family Room can produce movies that appeal to a broad audience."

Employees

As of June 30, 2004, FMLY had 6 full-time employees, of whom 4 were engaged in development, production and distribution of theatrical based motion pictures. None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.    Properties
FMLY leases approximately 2,602 square feet at 8530 Wilshire Blvd Suite 420 Beverly Hills, California.  The lease is a two year lease with a one year extension with monthly payments of $6,500.

ITEM 3.    Legal Proceedings

In January 2003, the director of the movie Good Advice claimed that Good Advice, Inc., a subsidiary of FMLY, owes him an additional $50,000 in director’s fees and has requested arbitration with the Directors Guild of America. Arbitration was held and the mattered settled for $10,000.

ITEM 4.     Submission of Matters to a Vote of Security Holders

ITEM 5.    Market for Common Equity and Related Stockholder Matters

Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol “FMLY”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	HIGH	LOW
	BID	BID

Fiscal 2002
September 30, 2001	$1.05	$0.45
December 31, 2001	$0.75	$0.30
March 31, 2002	$0.56	$0.25
June 30, 2002	$0.51	$0.25

Fiscal 2003
September 30, 2002	$0.54	$0.35
December 31, 2002	$0.50	$0.23
March 31, 2003	$0.27	$0.07
June 30, 2003	$0.18	$0.09

Fiscal 2004
September 30, 2003	$0.18	$0.09
December 31, 2003	$0.11	$0.09
March 31, 2004	$0.15	$0.09
June 30, 2004	$0.12	$0.09

To date, the FMLY has not declared or paid dividends on its common stock.

As of June 30, 2004, there were approximately 1,106 shareholders of record of the FMLY’s Common Stock.

Recent Sales of Unregistered Securities

On August 21, 2003 FMLY issued a one year 8% convertible note for $111,000 to the Churchill Capital Group. On October 8, 2003, this note was amended to change the conversion rate from floating to a fixed rate. The conversion rate is fixed at $.07 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

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

On April 26, 2004 FMLY entered into a Subscription Agreement for an aggregate sum of $644,545, at a per share of $0.07, or 9,207,786 shares, to the following investors: 2,142,857 shares to Camden International Ltd., 1,071,429 shares to Norman Jacobs, 1,071,429 shares to Burton Ury, 714,286 shares to Jeremiah Fogelson, 643,000 shares to Mark Rolland, 357,143 shares to Harold Benjamin, 714,286 shares to Karen Schmidt, 430,000 shares to Richard Abraham, 571,786 shares to Steven R. Kolber, 285,714 shares to Howard Kopelson, 428,714 shares to Robert Lieberman, 428,571 shares to Dr. Roger Hall, and 348,571 shares to Jeff Rice.

On May 12, 2004, FMLY entered into a Consulting Agreement, for 1,500,000 shares for consulting services rendered by Capital Research Group. The stock is valued at $0.07 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On June 6, 2004, FMLY entered into a Consulting Agreement, for 1,000,000 shares for consulting services rendered by MarketByte, LLC. The stock is valued at $0.07 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Transfer Agent and Registrar

FMLY’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6.    Managements Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company’s revenues were derived primarily from the production of or acquisition of, and distribution via the consequent exploitation of feature length motion pictures. Exploitation of motion pictures may be by general release in the theatrical, television (“free” or “pay” services) video/DVD and/or other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and/or borrowings secured usually by domestic and internationally (foreign) licenses.

The Company has adopted the American Institute of Certified Pubic Accountant’s recently issued Statement of Position (“SOP”) 00-002 Accounting by Producers and Distributors of films, including changes in revenue recognition and accounting For advertising, development and overhead costs. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2004, which is incorporated herein by reference.

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

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion picture’s release and/or exploitation. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

1.	The Company has a valid sale or licensing agreement in place.

2.	The motion picture is complete and in accordance with the agreement with the customer.

3.	The motion picture has been delivered or is deliverable.

4.	The license period has begun.

5.	The revenue is fixed or determinable and collection is reasonably assured.

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

Plan of Operation

The short-term objectives of the FMLY are the following:

1. To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 to $25+ million range

The Company's long-term objectives are as follows

1. To continue to produce and/or provide production services in connection with motion pictures which feature high profile talent and are targeted towards ever wider worldwide audiences.

2. To produce feature length motion pictures with Major and/or Mini-major studios.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, the Company received $644,455 in funds pursuant to a subscription agreement offered by Family Room Entertainment Corp.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003

During the year ended June 30, 2004 FMLY generated revenue of $745,435 as compared to $1,005,441 for the year ended June 30, 2003 for a decrease of $260,006. The decrease in revenues was a result of less produced which resulted in less producer fees. FMLY did not engage in any large film project during fiscal 2004 or fiscal 2003, however it continues to be engaged in the development of multiple projects that we believe will, in the long-term, give FMLY a steady flow of film or production fee revenues. $ 368,000 of FMLY’s film revenue in 2004 was derived from producer film projects in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets. The remaining fiscal 2004 revenue of was generated from production services and royalties of $378,000.

FMLY’s operating costs for the year ended June 30, 2004 were $1,311,338 as compared to $1,312,966 for the year ended June 30, 2003, a decrease of $181,628. The decrease is a result of less released films production costs on the balance sheet to amortize.

FMLY’s gross profit (loss) for fiscal year 2004 was ($385,903) as compared to gross profit of ($307,525) for fiscal year 2003 for a decrease of $78,378. The decrease in our gross profit was a direct result of less film production revenue.

FMLY’s selling, general administrative expenses for fiscal year 2004 was 3,115,367 as compared to $1,528,170 for fiscal 2003, for an increase of $1,587,197. The increase was attributable to increases in 1) consulting and legal services paid with stock of $1,260,296, 2) consulting and legal services paid with cash of $158,056, publicity and promotions of $36,000, medical benefits of $28,000, temporary staff of $20,000, rent of $16,500, moving costs of $10,000, auto expense of $22,010, film festivals of $22,630, intern expenses of $13,060 and miscellaneous items netting to $645.

Liquidity and Capital Resources for the Year Ended June 30, 2004:

Net cash used in operating activities in fiscal 2004 amounted to $1,102,743 as compared to $364,769 for fiscal 2003. The use of cash for fiscal year 2004 is mainly attributable to a net loss of $4,332,366 plus the following: 1) additions to film costs of $881,876, 2) a decrease in accounts receivable of $69,498 and 3) a decrease in accounts payable and accrued liabilities of $55,288 offset by increases in the following 1) stock based compensation of $ 2,239,096, 2) film amortization write offs of $1,131,338) depreciation of $9,500, 4) software amortization of $14,500, 5) amortization of debt costs of $772,793, 6) common stock issued for accrued interest of $31,082 and 7) prepaid expenses of $37,976.

Net cash used in investing activities for fiscal year 2004 amounted to ($18,531) as compared to net cash used in investing of ($21,081) in fiscal year 2003 for a net change of $$2,550.

Financing activities provided net cash of $1,316,711 in fiscal 2004 compared with financing activities used net cash of $452,440 in fiscal year 2003 for an increase of $862,271. The increase in fiscal 2004 was attributable mainly to an increase of proceeds for the issuance of securities of $590,860 and the decrease of payments on notes payables and on the line of credit of $273,411.

There is no expected or planned sale of significant equipment by FMLY. FMLY’s work force is expected to remain at the same level over the next twelve months.

ITEM 7.    Financial Statements
Index To Audited Financial Statements                                          Page(s)

Report of Independent Accountants                                                                                                                      F-3

Financial Statements

Consolidated Balance Sheet as of June 30, 2004 and 2003                                                                                   F-4

Consolidated Statement of Operations for the years ended June 30, 2004 and 2003                                       F-5

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2004 and 2003                     F-6

Consolidated Statement of Cash Flows for the years ended June 30, 2004 and 2003                                      F-8

Notes to Consolidated Financial Statements                                                                                                         F-9

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 8A.    Controls and Procedures

(a)        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Randall Emmett - Co-Chairman Mr. Emmett has extensive experience in the entertainment and film industry. He began his career with Simpson/Bruckheimer Films as an Assistant to the Producer after graduating from the New York School of Visual Arts in 1994. While at Simpson/Bruckheimer, Randall worked on film projects such as “Bad Boys” and “Crimson Tide”. Randall later worked for International Creative Management (“ICM”) as an Assistant within the Motion Picture Talent Division. Mr. Emmett jointly formed the current production company in 1998 and is principally responsible for talent, agency relationships and has joint responsibility for concept development.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the FMLY’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of FMLY. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish FMLY with copies of all Section 16(a) forms they file.

To the best of FMLY’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 21, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by FMLY for services rendered during the fiscal years ended June 30, 2004 and 2003, respectively, to FMLY’s Chief Executive Officer, President and Chief Financial Officer during such period.

	Annual Compensation [Missing Graphic Reference]				Long Term Compensation Awards [Missing Graphic Reference]
Name and Principal Position [Missing Graphic Reference]	Year [Missing Graphic Reference]	Salary(1) [Missing Graphic Reference]	Bonus [Missing Graphic Reference]	Other Annual Compensation(2) [Missing Graphic Reference]	Restricted Stock Awards [Missing Graphic Reference]	Securities Underlying Options(3) [Missing Graphic Reference]	All Other Compensation(4) [Missing Graphic Reference]
George Furla Co-Chairman, Chief Executive Officer and President	2004 2003 2002	0 0 0	0 0 0	$141,746 $100,000 $15,500	0 0 0	0 0 0	$354,166 0 0
Randall Emmett Co-Chairman Chief Operating Officer and Assistant Secretary	2004 2003 2002	0 0 0	0 0 0	$180,404 $136,000 $17,250	0 0 0	0 0 0	$354,166 0 0
Stanley Tepper Chief Financial Officer	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$12,500 0 0

Option Grants in Last Fiscal Year

	Individual Grants [Missing Graphic Reference]
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term [Missing Graphic Reference]
	Number of Securities Underlying Options Granted [Missing Graphic Reference]
		% of Total Options Granted to Employees in 2004 [Missing Graphic Reference]
			Exercise or Base Price ($/Sh) [Missing Graphic Reference]	Expiration Date [Missing Graphic Reference]
					5% [Missing Graphic Reference]	10% [Missing Graphic Reference]
George Furla	0	0
Randall Emmett	0	0
Stanley Tepper	0	0

2004 Option Exercises and Year-End Option Holdings

The following table sets forth, with respect to the Named Executive Officers, information concerning the exercise of stock options during the year ended June 30, 2004, and the year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised Options Held at June 30, 2003 [Missing Graphic Reference]		Value of Unexercised In-the-Money Options at June 30, 2003(1) [Missing Graphic Reference]
Name [Missing Graphic Reference]	Shares Acquired on Exercise [Missing Graphic Reference]	Value Realized [Missing Graphic Reference]
			Exercisable [Missing Graphic Reference]	Unexercisable [Missing Graphic Reference]	Exercisable [Missing Graphic Reference]	Unexercisable [Missing Graphic Reference]
George Furla
Randall Emmett
Stanley Tepper

N/A

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2004 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of         Number of Shares
Beneficial Owner         Beneficially Owned      (1) Percentage
---------------------------     ------------------------      ------------------

George Furla
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA. 90046          8,066,867     10.0%

Randall Emmett
The Lot, Mary Pickford Bldg., Suite 101
1041 North Formosa Ave.
Hollywood, CA. 90046          7,197,528         8.3%

Total          15,264,395     18.3%
---------         ----------         -------

(1) Percentage of ownership is based on 87,037,251 shares of Common Stock outstanding on June 30, 2004. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2003 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of June 30, 2002, George Furla's loan to FMLY under a Note Payable had a outstanding balance of $357,168. Subsequently to June 30, 2002, the loan was increased to approximately 450,129 in 2003 and was subsequently repaid prior to June 30, 2004.

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

As of December 31, 2002 Randall Emmett's loan to FMLY under a Note Payable. This note was fully prepaid in 2003.

During the fiscal year ending June 30, 2002, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY's affiliation with third party film producers that began during fiscal
2002. FMLY paid George Furla $15,500 and Randall Emmett $17,250.

During the year ended June 30, 2003, FMLY paid to George Furla $ 88,000 and Randall Emmett $121,500 for their share of the producer fees.

During the fiscal year ending June 30, 2004, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY's affiliation with third party film producers that began during fiscal
2003. FMLY paid George Furla $141,746 and Randall Emmett $180,404.

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

       33.1  Code of Ethic

(b)  Reports on Form 8-K:

none

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2004 and 2003 have been audited by our principal accountant, Ham, Langston & Brezina, L.L.P., who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Ham, Langston & Brezina, L.L.P. The percentage of hours expended on the audit by persons other than full time, permanent employees of Ham, Langston & Brezina, L.L.P was zero.

Audit Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Ham, Langston & Brezina, L.L.P, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $30,000 and $29,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Ham, Langston & Brezina, L.L.P that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us for the years ended June 30, 2004 and 2003 for professional services by Ham, Langston & Brezina, L.L.P tax compliance, tax advice, and tax planning were $3,200 and $3,100, respectively.

All Other Fees

There were no aggregate fees billed the years ended June 30, 2004 and 2003 for products or other services by Ham, Langston & Brezina, L.L.P that are not reported in the previous three paragraphs.

Audit committee’s pre-approval policies and procedures

The Audit committee is in the process of establishing a pre-approval policy and procedure.

Percentage of hours expended

The amount of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50%.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Family Room Entertainment Inc.
By: /s/ George Furla
George Furla
Director, Chief Executive Officer and
President

Date October 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla      Director, Chief Executive Officer,     October 13, 2004
George Furla     President and Chief Accounting Officer

/s/ Randall Emmett    Director, Chief Operating Officer         October 13, 2004
Randall Emmett     Assistant Secretary

/s/ Stanley Tepper    Chief Financial Officer         October 13, 2004
Stanley Tepper

FAMILY ROOM ENTERTAINMENT CORPORATION
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended June 30, 2004 and 2003

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Audited Financial Statements

Consolidated Balance Sheet as of June 30, 2004 and 2003	F-4

Consolidated Statement of Operations for the
years ended June 30, 2004 and 2003	F-5

Consolidated Statement of Stockholders’ Equity (Deficit)
for the years ended June 30, 2004 and 2003	F-6

Consolidated Statement of Cash Flows for the
years ended June 30, 2004 and 2003	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Family Room Entertainment Corporation:

We have audited the accompanying balance sheets of Family Room Entertainment Corporation (the “Company”) as of June 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
October 11, 2004

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003
________

ASSETS	2004	2003

Cash and cash equivalents	$ 289,849	$ 94,412
Accounts receivable, net	119,498	50,000
Film costs, net	794,873	1,044,335
Property and equipment, net	38,958	44,427
Prepaid expenses and other	175	38,151

Total assets	$ 1,243,353	$ 1,271,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Notes payable	$ 180,653	$ 1,191,650
Accounts payable and accrued liabilities	142,893	198,181

Total liabilities	323,546	1,389,831

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.10 par value;
5,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $0.10 par value; 200,000,000 shares
authorized; 87,037,254 and 24,187,536 shares
issued and outstanding at June 30, 2003 and
2002, respectively	8,703,725	2,418,754
Additional paid in capital	9,611,102	10,530,831
Deferred compensation	-	(5,437)
Subscription receivable	-	-
Accumulated deficit	(17,395,020)	(13,062,654)

Total stockholders’ equity (deficit)	919,807	(118,506)

Total liabilities and stockholders’ equity (deficit)	$ 1,243,353	$ 1,271,325

The accompanying notes are an integral part
of these consolidated financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2004 and 2003
__________

	2004	2003 _

Film revenue	$ 745,435	$ 1,005,441

Operating cost - amortization of film costs	1,131,338	1,312,966

Gross margin	(385,903)	(307,525)

Selling, general and administrative	3,115,367	1,528,170

Loss from operations	(3,501,270)	(1,835,695)

Other income (expenses):
Interest income	22	-
Interest expense	(831,118)	(422,469)

Total other income (expenses), net	(831,096)	(422,469)

Net loss	$(4,332,366)	$(2,258,164)

Weighted average number of common shares
Outstanding - basic and fully diluted	43,982,613	21,956,242

Net income (loss) per common share-basic and
fully diluted	$ (0.10)	$ (0.10)

The accompanying notes are an integral part
of these consolidated financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2004 and 2003

			Additional
	Common Stock	Paid-In	Deferred	Subscription	Accumulated
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Total _

Balance at June 30, 2002	18,660,487	$1,866,048	$9,777,166	$ (37,333)	$ (16,000)	$(10,804,490)	$ 785,391

Collection of subscription
receivable	-	-	-	-	16,000	-	16,000

Interest expense recognized
on loan from stockholder
with below market interest
rate	-	-	26,228	-	-	-	26,228

Compensatory stock options
subject to variable
accounting	-	-	(367,832)	26,460	-	-	(341,372)

Amortization of deferred
Compensation	-	-	-	5,436	-	-	5,436

Value of beneficial conversion
feature and warrants on
convertible debt	-	-	339,175	-	-	-	339,175

Common stock issued for cash	2,000,000	200,000	(50,000)	-	-	-	150,000

Common stock issued for legal
and consulting services,
including issuances for cash
at below market value. Total
cash received was $145,000	3,316,000	331,600	792,200	-	-	-	1,123,800

Common stock issued upon
conversion of debt	211,049	21,106	13,894	-	-	-	35,000

Net loss	-	-	-	-	-	(2,258,164)	(2,258,164)

Balance at June 30, 2003	24,187,536	$2,418,754	$10,530,831	$ (5,437)	$(13,062,654)	$ (118,506)

The accompanying notes are an integral part
of these consolidated financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the years ended June 30, 2004 and 2003
__________

			Additional
	Common Stock	Paid-In	Deferred	Subscription	Accumulated
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Total _

Balance at June 30, 2003	24,187,536	2,418,754	10,530,831	(5,437)	(13,062,654)	(118,506)

Common stock issued for cash	15,450,544	1,545,054	(500,409)	-	-	-	1,044,645

Accumulation of deferred
compensation	-	-	-	5,437	-	-	5,437

Value of beneficial conversion
feature and warrants on
convertible debt	-	-	679,856	-	-	-	679,856

Common stock issued for legal
and consulting services	9,443,142	944,314	28,512	-	-	-	972,826

Common stock issued upon con-
version of debt	23,122,698	2,312,270	(905,188)	-	-	-	1,407,082

Common stock approved for
issuances for services,
but not yet issued by the
stock transfer agent	14,833,334	1,483,333	(222,500)	-	-	-	1,260,833

Net loss	-	-	-	-	-	(4,332,366)	(4,332,366)

Balance at June 30, 2004	87,037,254	$8,703,725	$ 9,611,102	$ -	$ -	$(17,395,020)	$ 919,807

The accompanying notes are an integral part
of these consolidated financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004 and 2003

___________

	2004	2003 _

Cash flows from operating activities:
Net loss	$(4,332,366)	$(2,258,164)
Adjustment to reconcile net loss to net cash used
by operating activities:
Stock based compensation	2,239,096	642,864
Imputed interest on below market interest loans
from stockholders	-	26,228
Film cost amortization and write-offs	1,131,338	1,312,966
Depreciation	9,500	8,446
Software amortization	14,500	19,684
Provision for doubtful accounts	-	131,396
Amortization of debt costs	772,793	348,738
Common stock issued for accrued interest	31,082	-
Change in operating assets and liabilities:
Accounts receivable	(69,498)	(50,157)
Prepaid expenses and other assets	37,976	(29,315)
Additions to film costs	(881,876)	(555,383)
Accounts payable and accrued liabilities	(55,288)	37,928

Net cash used by operating activities	(1,102,743)	(364,769)

Cash flows from investing activities:
Purchase of property and equipment	(18,531)	(21,081)

Net cash used by investing activities	(18,531)	(21,081)

Cash flows from financing activities:
Proceeds from notes payable to stockholders	-	418,785
Proceeds from bank line of credit	-	37,500
Proceeds from convertible debentures	711,000	397,500
Proceeds from sale of common stock	1,044,645	295,000
Collection of subscription receivable	-	16,000
Payments on notes payable to stockholders	(323,562)	(510,434)
Payments on bank line of credit	(115,372)	(201,911)

Net cash provided by financing activities	1,316,711	452,440

Net increase in cash and cash equivalents	195,437	66,590

Cash and cash equivalents at beginning of year	94,412	27,822

Cash and cash equivalents at end of year	$ 289,849	$ 94,412

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

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2"), the Company presents an unclassified consolidated balance sheet because the Company has an operating cycle of approximately three years.

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

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. The Company’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

•	The Company has a valid sale or licensing agreement in place.
•	The motion picture is complete and in accordance with the agreement with the customer.
•	The motion picture has been delivered or is deliverable.
•	The license period has begun.
•	The revenue is fixed or determinable and collection is reasonably assured.

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

Advertising Costs

All costs related to general advertising are charged to expense as incurred. During the years ended June 30, 2004 and 2003, the Company incurred general advertising costs totaling $43,128 and $7,213, respectively.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.    Summary of Significant Accounting Policies, continued

Net Loss Per Common Share
Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2004 or 2003 because the effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company applies the disclosure only provisions of SFAS No. 123.

Comprehensive Income

In June 1997, the FASB issued SFAS 130, “Reporting Comprehensive Income” (“SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2004 and 2003, the Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject the Company to concentrations of credit risk. The Company maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability. Balances often exceed the $100,000 federal depository insurance limit; however, the Company has experienced no losses on deposits.

Accounts receivable arise primarily from transactions with customers in California. The Company performs credit reviews of its customers and provides a reserve for accounts where collectibility is uncertain. Collateral is not required for credit granted. Accounts receivable at June 30, 2004 and 2003 arose from transactions with a single customer.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.    Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 146 did not have any impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation”, which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 beginning in January 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 did not have any impact on the Company’s results of operations or financial position.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

2.	Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have any effect on the Company’s financial condition or results of operations.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

3.	Accounts Receivable

Accounts receivable at June 30, 2004 and 2003 consisted of the following:

	2004	2003

Accrued receivables from film distribution	$ 201,998	$132,500
Less allowance for doubtful accounts	(82,500)	(82,500)

	$ 119,498	$ 50,000

Two customers account for all receivables at both June 30, 2004 and 2003 (See Note 12).

4.	Film Costs and Revenue

Film costs and related amounts capitalized at June 30, 2004, and related activity during each of the two years in the period then ended were as follows:

		Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at June 30, 2002	966,924	152,000	682,994	1,801,918

Cost of acquiring film rights in 2003	-	-	100,000	100,000

Production costs incurred during 2003	-	-	455,383	455,383

Transfers of film costs between categories in 2003	183,312	22,083	(205,395)

Total film costs incurred and paid by the Company during 2003	183,312	22,083	349,988	555,383

Net film cost balance before
2003 amortization and write offs	1,150,236	174,083	1,032,982	2,357,301

Less film cost amortization and write offs during 2003	378,073	-	934,893	1,312,966

Net film cost balance at June 30, 2003	$ 772,163	$ 174,083	$ 98,089	$1,044,335

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
4.	Film Costs and Revenue, continued
		Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at June 30,	$ 772,163	$ 174,083	$ 98,089	$1,044,335
2003

Cost of acquiring film rights	-	-
in 2004

Production costs incurred during	27,990	182,220	671,666	881,876
2004

Transfers of film costs between	(76,312)	-	76,312	-
categories in 2004

Total film costs incurred and
paid by the Company during	(48,322)	182,220	747,978	881,876
2004

Net film cost balance before
2004 amortization and write	723,841	356,303	846,067	1,926,211
offs

Less film cost amortization and	513,342	198,774	419,222	1,131,338
write offs during 2004

Net film cost balance at June 30,	$ 210,499	$157,529	$ 426,845	$ 794,873
2004

Following is an analysis of film cost amortization and write-downs, by project and project type, for the years ended June 30, 2004 an 2003:

	2004	2003
Released Projects - Amortization

Good Advice	$ 228,258	$ 376,725
Total of other individual projects with costs
less than $100,000	285,084	1,348

Totals	513,342	378,073

Projects in Development, In-Production, or Pre-Production - Write Offs
Control	121,390
Edison	177,002
Devil and Daniel Webster		288,535
Out for a Kill		191,620
Belly of the Beast		164,777
Total of other individual projects with costs
less than $100,000	319,605	289,961

Totals	617,997	934,893

Total all projects	$1,131,339	$1,312,966

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

4.	Film Costs and Revenue, continued

Following is the percentage make-up of net film costs at June 30, 2003 and 2002:

	2004	2003

Good Advice	13%	32%
Submerged	23	-

Speedway Junkie	-	10

After Sex	7	9

Held for Ransom	7	15

Shottas	19	15
88 Minutes	5	-

Total of other individual projects less than 5%	26	19

	100%	100%

All write-offs during the years ended June 30, 2004 and 2003 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

Following is an analysis of revenues, by project, for the years ended June 30, 2004 and 2003:

	2004	2003

Film Production

Devil and Daniel Webster	$ -	$ 375,000

Producer Fees

Control	117,500	-
Edison	250,000	-
Out for a Kill	-	300,000
Belly of the Beast	-	250,000
Wonderland	-	12,000

Total producer fees	367,500	562,000

Total film revenue	367,500	937,000

Royalties and Other Revenue	377,935	68,441

Total revenue	$745,435	$1,005,441

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

5.    Property and Equipment

Property and equipment at June 30, 2004 and 2003 consisted of the following:
	Life _	2004	2003

Office furniture and equipment	7 years	$ 11,223	$ 8,533
Computer equipment	5 years	51,743	41,175
Software	3 years	74,054	68,781

		137,020	118,489
Less accumulated depreciation
and amortization		(98,062)	(74,062)

		$ 38,958	$ 44,427

During the years ended June 30, 2004 and 2003, depreciation and amortization expense was $24,000 and $28,130, respectively.

6.	Notes Payable

Notes payable at June 30, 2004 and 2003 consisted of the following:

	2004	2003
Note payable to a bank under a $322,936 revolving
line of credit that was converted to a term loan,
bearing interest at the bank’s prime rate (4.00%
at June 30, 2003) plus 1.5% per year and due
in monthly installments of $5,382 plus interest
through January 15, 2008. This note is
collateralized by the guarantees of two major
stockholders of the Company including the Company’s
Chief Executive Officer.	$ 180,653	$ 296,025

Notes payable (the “Stockholder Note”) to a major
stockholder/director/officer of the Company.
This note bears interest of 8% per year, is
un-collateralized and is due on demand.	-	323,562

Note payable under convertible debt agreements	-	665,000

Total contractual balance	180,653	1,284,587

Less un-amortized loan costs	-	(92,937)

	$ 180,653	$1,191,650

During the years ended June 30, 2004 and 2003, the Company raised $397,500 and $711,000 under convertible debt agreements that include beneficial conversion features and, in certain instances, stock purchase warrants for additional shares of the Company’s common stock. The convertible notes bore interest rates of 5% to 8% per year and all such notes were converted during the years ended June 30, 2004 and 2003.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

8.    Notes Payable, continued

Certain of the convertible notes included warrants for purchase of the Company’s common stock at prices from $0.13 to $0.50 per share. The value of 8,571,428 warrants issued during the year ended June 30, 2004 was estimated to be $208,542 and that value was treated as a loan cost and was being amortized to interest expense over the term of the debt using the effective yield method. When the convertible debt was converted prior to maturity, the remaining unamortized loan costs were immediately recognized as interest expense.

All of the Company’s convertible debt includes beneficial conversion features. The value of the beneficial conversion features associated with convertible debt originated during the six months ended December 31, 2003 was estimated to be $471,314 and that value was treated as a loan cost and was being amortized to interest expense over the term of the debt using the effective yield method. When the convertible debt was converted prior to maturity, the remaining unamortized beneficial conversion costs are immediately recognized as interest expense.

During the years ended June 30, 2004 and 2003, the Company paid cash interest expense of $25,325 and 49,242, respectively

Future annual maturities of notes payable at June 30, 2004 were as follows:
Year Ended
June 30,	Amount

2005	$ 64,584
2006	64,584
2007	51,485

$ 180,653

The Company periodically raises capital to participate in film projects that management feels will provide good current returns to the Company and the potential for participation in future profits. In its capital raising activities the Company is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the years ended June 30, 2004 and 2003 is $12,942 and $21,527, respectively, of interest expense paid or payable to a major stockholder/officer of the Company. Also included in interest expense during the years ended June 30, 2004 and 2003 is $772,793 and $348,738, respectively, of interest expense related to the amortization of loan origination costs and discounts on convertible debt.

7.    Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2004 and 2003 consisted of the following:
	2004	2003 _

Accounts payable	$ 61,493	$ 85,239
Accrued film costs	81,400	81,400
Accrued professional fees and other	-	31,542

	$ 142,893	$ 198,181

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
8.    Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2003, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $8,359,000, which expire in 2003 through 2023. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company’s common stock severely limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

The composition of deferred tax assets and the related tax effects at June 30, 2004 and 2003 are as follows:
	2004 _	2003 _
Deferred tax assets:
Net operating losses	$2,842,334	$2,394,581
Accounts receivable - allowance
for doubtful accounts	28,050	28,050
Valuation allowance	(2,867,384)	(2,419,631)

Total deferred tax assets	3,000	3,000

Deferred tax liabilities:
Basis of property and equipment	3,000	3,000

Net deferred tax asset	$ -	$ -
The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for the years ended June 30, 2004 and 2003 is as follows:

	2004		2003
	Amount	%	Amount	% _

Benefit (provision) for income
tax at federal statutory rate	$1,473,004	34%	$ 767,775	34%
Non-deductible stock based
Compensation	(761,293)	(18)	(216,874)	(10)
Non-deductible loan costs	(262,750)	(6)	(101,146)	(4)
Other, including non-deductible
business meals and entertainment	(1,208)	-	(63,084)	(3)
Change in valuation allowance	(447,753)	(10)	(386,671)	(17)

	$ -	- %	$ -	- %

The Company made no cash payments for income taxes during the years ended June 30, 2004 or 2003.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

9.    Lease Agreement

The Company operates in leased facilities under a three year lease agreement with a current base rental rate of approximately $6,500 per month. The lease agreement provides for two, one year extension options and requires the payment of certain common area expenses. Total rent expense under operating leases for the years ended June 30, 2004 and 2003 was $84,148 and $62,218, respectively.

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
June 30,

2005	$ 74,074
2006	44,077

$ 118,151

10.	Stockholders’ Equity

Common Stock

During the years ended June 30, 2004 and 2003, the Company issued or approved for issue 24,276,476 and 3,316,000 shares of common stock, respectively, for consulting services, legal services and compensation of key employees. The Company recognized compensation expense of $2,239,096 and $978,800, respectively, in connection with these issuances.

In 2003, the Company originally issued 3,000,000 of the shares to consultants for subscriptions receivable of $0.25 per share; however, the Company received only $145,000 in cash. Accordingly, the shares were valued at the $0.35 market value at the date of the consulting agreements and consulting expense of $978,800 recognized. The $978,800 represents the difference between the $1,123,800 fair value of the shares and the $145,000 received.

Stock Options

The Company periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of the Company’s business and to enhance the ability to attract and retain the services of qualified persons. The issuance of stock options is approved by the Board of Directors.

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, when the exercise price is less than the underlying stock on the date of grant, compensation is recognized to the extent of the difference.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Stockholders’ Equity, continued

Stock Options, continued

Proforma information regarding net income and earnings per share is required by Statement 123, and is determined as if the Company accounted for its employee stock options under the fair value method of that Statement. The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company granted no options during the years ended June 30, 2004 or 2003, and, accordingly, no pricing assumptions or pro-forma financial information is presented.

A summary of the Company’s stock option activity and related information for the years ended June 30, 2004 and 2003 follows:

	Number of Shares
	Under	Weighted-Average
	Options	Exercise Price

Outstanding at June 30, 2002 and 2003	2,085,000	$0.25

Granted	-	-
Exercised	-	-
Forfeited	(460,000)	0.25

Outstanding at June 30, 2004	1,625,000	$0.25

All options outstanding at June 30, 2004 are exercisable. A summary of outstanding stock options at June 30, 2004, follows:
		Remaining
		Contractual
Number of Shares	Expiration Date	Life (Years)	Exercise Price

1,480,000	April 2005	1.8	0.25
45,000	December 2006	3.5	0.25
100,000	June 2007	3.9	0.25

1,625,000

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

10.	Stockholders’ Equity, continued

Stock Compensation Plan

On September 20, 2002, the Company adopted the Family Room Entertainment Corporation 2002 Stock Compensation Plan (the “Plan") under which a total of 4,451,000 shares of the Company’s stock were reserved for awards to officers, directors, key employees and consultants. The Option Plan is administered by the Company’s board of directors and is designed to provide the Company with a means of compensating selected key employees (including officers and directors) and consultants to the Company and its subsidiaries for services rendered in connection with the development of Family Room Entertainment Corporation. At June 30, 2003, the Company had granted 3,316,000 shares of common stock reserved for issuance under the Plan. The Plan terminated May 31, 2003 and, accordingly, no additional shares may be granted under the Plan.

Stock Warrants

During the years ended June 30, 2004 and 2003, the Company issued warrants in connection with the funding of convertible debt. These value associated with the issuance of these warrants was treated as loan origination costs. (See Note 6)

The following is a summary of the Company’s stock warrant activity and related information for the years ended June 30, 2004 and 2003:
Number of
Shares
Under
Option

Outstanding at June 30, 2002	250,000

Granted	2,250,000

Outstanding at June 30, 2003	2,500,000

Granted	8,571,428

Outstanding at June 30, 2004	11,071,428

All warrants outstanding at June 30, 2004 are currently exercisable. A summary of outstanding stock warrants at June 30, 2004, follows:
		Remaining
		Contractual
Number of Shares	Expiration Date	Life (Years)	Exercise Price

250,000	September 2006	3.3	110% of market
1,500,000	January 2008	4.5	$3.00
750,000	January 2008	4.5	65% of market
5,000,000	January 2008	4.5	$0.50
3,571,428	January 2008	4.5	$0.13

11,071,428

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

11.    Claims and Contingencies

At June 30, 2003, the Company was a party to dispute over $50,000 of directors fees that the director of the movie, “Good Advice” claims he is owed. The requested arbitration with the Directors Guild of America and the claim was settled in 2003 for approximately $10,000.

12.    Major Customers and Concentrations

The Company’s revenues were derived from a limited number of customers in the motion picture industry in both 2004 and 2003. Following is an analysis of major customers for the years ended June 30, 2004 and 2003:

	2004	2003

Number of customers accounting for more than 10%
of total revenue	2	2
Percentage of total revenue derived from largest
customer	34%	58%
Percentage of total revenue derived from second
largest customer	16%	37%

13.    Related Party Transactions

During the years ended June 30, 2004 and 2003, the Company engaged in various related transactions, as follows:

In 2003, the Company received loans from its chief executive officer totaling $323,562. These loans were repaid in 2004. The Company recognized interest expense related to these loans of $12,942 and $26,228 during the years ended June 30, 2004 and 2003, respectively.

As compensation for their services, the Company’s chief executive officer and chief operating officer share producers fees with the Company on. Under this sharing arrangement, during the years ended June 30, 2004 and 2003 these officers received fees totaling $322,150 and $209,500, respectively. These fees are not included in revenues or related expenses.

14.    Non-Cash Investing and Financing Activities

During the years ended June 30, 2004 and 2003, the Company engaged in the following non-cash investing and financing activities:
	2004 _	2003 _

Common stock issued to convert debt to equity	$1,407,082	$ 35,000

Beneficial conversion value offset against
convertible debt and treated as an increase
to additional paid-in capital	471,314	-

Warrants issued to originate convertible debt
and treated as an increase to additional
paid-in capital and an offset against
convertible debt	208,542	-