Form 10QSB
period 2004-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2004-11-16
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004
--------------------

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

Outstanding as of
Class of Common Stock October 31, 2004
------------------------ --------------------
$.01 par value 88,037,254 Shares

Transitional Small Business Disclosure Format Yes No X
      ---- -----

1

FORM 10-QSB/A
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2004
(unaudited) and June 30, 2004

Unaudidted Consolidated Condensed Statements of
Operations for the Three months ended September 30, 2004

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the three months ended September 30, 2004

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months ended September 30, 2004
and 2003

Notes to Unaudited Consolidated Condensed Financial
Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations. 3

Item 3. Controls and Procedures 5

PART II. - OTHER INFORMATION 6

Item 1. Legal Proceedings 6

Item 4. Submission of Matters of a Vote to Security Holders 6

Item 5. Other Information 6

Item 6. Exhibits and Reports on Form 8-K 6

SIGNATURES 6

2

FAMILY ROOM ENTERTAINMENT CORPORATION
__________

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three months ended September 30, 2004 and 2003

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________

                                                                    Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheet as
of September 30, 2004 and June 30, 2004	F-3

Unaudited Consolidated Condensed Statement of Operations for the
three months ended September 30, 2004 and 2003	F-4

Unaudited Consolidated Condensed Statement of Stockholders’
Equity (Deficit) for the three months ended September 30, 2004	F-5

Unaudited Consolidated Condensed Statement of Cash Flows for the
three months ended September 30, 2004 and 2003	F-6

Notes to Unaudited Consolidated Condensed Financial Statements	F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2004 and June 30, 2004
________

	September 30,	June 30,
	2004	2004
ASSETS	(Unaudited)	(Note)

Cash and cash equivalents	$ 302,502	$ 289,849
Accounts receivable, net	118,613	119,498
Film costs, net	798,835	794,873
Property and equipment, net	46,634	38,958
Prepaid expenses and other	40,250	175

Total assets	$ 1,306,834	$ 1,243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Notes payable	$ 115,986	$ 180,653
Accounts payable and accrued liabilities	176,322	142,893

Total liabilities	292,308	323,546

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; $0.10 par value;
5,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $0.10 par value; 200,000,000 shares
authorized; 88,037,254 and 87,037,254 shares
issued and outstanding at September 30, 2004 and
June 30, 2004, respectively	8,803,725	8,703,725
Additional paid in capital	9,561,102	9,611,102
Deferred compensation	-	-
Subscription receivable	-	-
Accumulated deficit	(17,350,301)	(17,395,020)

Total stockholders’ equity (deficit)	1,014,526	919,807

Total liabilities and stockholders’ equity (deficit)	$ 1,306,834	$ 1,243,353

Note: The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2004 and 2003
__________

	2004	2003 _

Film revenue	$ 975,557	$ 133,500

Operating cost - amortization of film costs	627,108	188,906

Gross profit	348,449	(55,406)

Selling, general and administrative	298,723	315,210

Income (loss) from operations	49,726	(370,616)

Other income (expense):
Interest expense	(5,494)	(179,275)
Interest income	487	-

Total other income (expenses)	(5,007)	(179,275)

Net income (loss)	$ 44,719	$ (549,891)

Weighted average number of common shares
Outstanding - basic and fully diluted	87,852,572	29,628,188

Net loss per common share-basic and
fully diluted	$ 0.00	$ (0.02)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
for the three months ended September 30, 2004
__________

Additional
Common Stock     Paid-In    Deferred Subscription Accumulated
	Shares	Amount	Capital	Compensation	Receivable	Deficit	Total _

Balance at June 30, 2004	87,037,254	$8,703,725	$ 9,611,102	$ -	$ -	$(17,395,020)	$ 919,807

Common stock issued for film
costs	1,000,000	100,000	(50,000)	-	-	-	50,000

Net income	-	-	-	-	-	44,719	44,719

Balance at September 30, 2004	88,037,254	$8,803,725	$ 9,561,102	$ -	$ -	$(17,350,301)	$1,014,526

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2004 and 2003

___________

	2004	2003

Cash flows from operating activities:
Net income (loss)	$ 44,719	$ (549,891)
Adjustment to reconcile net loss to net cash used
by operating activities:	46,077	341,689

Net cash provided (used) by operating activities	90,796	(208,202)

Cash flows from investing activities:
Purchase of property and equipment	(13,476)	(8,979)

Net cash used by investing activities	(13,476)	(8,979)

Cash flows from financing activities:
Proceeds from notes payable	-	-
Proceeds from convertible debentures	-	100,000
Collection of subscription receivable	-	100,000
Payments on notes payable	(64,667)	(11,792)

Net cash provided by financing activities	(64,667)	188,208

Increase (decrease) in cash and cash equivalents	12,653	(28,973)

Cash and cash equivalents at beginning of year	289,849	94,412

Cash and cash equivalents at end of year	$ 302,502	$ 65,439

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization

Film costs and related amounts capitalized at September 30, 2004 and 2003, and related activity during the three month periods then ended were as follows:

September 30, 2004
 Development
In     and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2004	$ 210,499	$ 157,529	$ 426,845	$ 794,873

Production costs incurred during
2004	56,073	117,485	431,354	604,912

Transfers of film costs between
categories	-	181,526	(181,526)	-

Total film costs incurred and
paid by the Company during 2004	56,073	299,011	249,828	604,912

Net film cost balance before
amortization and write
offs	266,572	456,540	676,673	1,399,785

Less film cost amortization and
write offs	-	291,741	335,367	621,108

Net film cost balance at
September 30, 2004	$ 266,572	$ 164,799	$ 341,306	$ 772,677

September 30, 2003
 Development
In     and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2003	$ 772,063	$ 174,083	$ 98,189	$1,044,335

Production costs incurred during
2003	315	-	224,690	225,005

Transfers of film costs between
categories	-	-	-	-

Total film costs incurred and
paid by the Company	315	-	224,690	225,005

Net film cost balance before
amortization and write
offs	772,378	174,083	322,879	1,269,340

Less film cost amortization and
write offs	-	-	188,906	188,906

Net film cost balance at
September 30, 2003	$ 772,378	$ 174,083	$ 133,973	$1,080,434

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization, continued

Following is an analysis of film cost amortization and write-downs, for the three months ended September 30, 2004 an 2003:

                                                                                                                                                                       2004                                   2003

Submerged	$ 291,741	$ -
Amityville Horror after 25 Years	311,837	-
Control	-	98,692
Total of other individual projects with costs
less than $100,000	23,530	90,214

Totals	627,108	188,906

Total all projects	$ 627,108	$ 188,906

Following is the percentage make-up of net film costs at September 30, 2004 and June 30, 2004:

	September 30,	June 30,
	2004	2004

Good Advice	18%	13%
Submerged	-	23
After Sex	11	7
Held for Ransom	11	7
Shottas	20	19
88 Minutes	6	5
Total of other individual projects less than 5%	34	26

	100%	100%

All write-offs during the three months ended September 30, 2004 and 2003 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization, continued

Following is an analysis of revenues, by project, for the three months ended September 30, 2004 and 2003:

	2004	2003

Producer and Production Service Fees

Submerged	$ 300,000	$ -
Control	-	117,500
Amityville Horror after 25 Years	500,000	-

Total producer fees	800,000	117,500

Total film revenue	800,000	117,500

Royalties and Other Revenue	175,557	16,000

Total revenue	$ 975,557	$ 133,500

5.    Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of September 30, 2003, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $8,315,000, which expire in 2003 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company’s common stock severely limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the increase in the valuation allowance associated NOL carryforwards, non deductible stock based compensation and interest expense, state income taxes and the effect of graduated rates.

6.    Stockholders, Equity

During the quarter ended September 30, 2004, the Company issued 1,000,000 shares in exchange for $50,000 of film costs.

Subsequent to September 30, 2004, the Company adopted a change to its articles of incorporation to reduce the par vale of its common stock from $0.10 to $0.01. This change is not reflected in the financial statements.

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

3

Plan of Operation

The short-term objective of the FMLY is produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 to $25+ million range

The Company's long-term objectives are as follows:

1. To continue to produce and/or provide production services in connection with motion pictures which feature high profile talent and are targeted towards ever wider worldwide audiences.

2. To produce feature length motion pictures with Major and/or Mini-major studios.

RESULTS OF OPERATIONS

Three Months ended September 30, 2004 versus Three Months ended September, 2003

The Company’s operating revenue for the three months ended September 30, 2004 was $975,557 as compared to $133,500 for the same period ended September 30, 2003, for an increase of $$842,057. The increase was mainly attributed film revenues received for the movie “Amityville Horror after 25 years.”

Costs relating to the operating revenues were $627,108 for the three months ending September 30, 2004 as compared to $188,908 for the same period ending September 30, 2003. These costs were mainly represented by film amortization and write off of film costs for the respective time period (See Note 3).

The Company's gross profit for the three month period ending September 30, 2004 was $44,719 as compared to $(549,891) for the same period ending September, 2003. The increase in Gross Profit is directly attributable to the fluctuations in film revenues and film amortization for the three months ended September 30, 2004.

Selling, general and administrative expenses were $298,723 for the Three months ended September 30, 2004 compared to $315,210 for the same period ended September 30, 2003 for a decrease of $16,487. The decrease in selling, general and administrative expenses was mainly attributable to reduction of professional and consulting fees of $ 62,384, increase in automobile costs of $ 18,311, increase in communications and telephone costs of $ 7,188, increase in rent of $12,866 and an increase in miscellaneous other general and administrative costs of $7,532.

Other income (expense) 0f $(5,007) for the Three months ended September 30, 2004 was primarily the result of interest expense of $5,494 as compared to interest expense of $179,275 for same period ending September, 2003. The decrease in interest expense was a direct result of having no note payables outstanding at September 30, 2004.

The Company reported a net income of $44,719 for the Three months ended September 30, 2004 as compared to a net loss of $(549,891) for the same period ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the Three months ended September 30, 2004 amounted to $90,796 which mainly consists of the Three months net income $44,719 plus the following: 1) $5,800 in depreciation expense, 2) $627,108 in Amortization expense, 3)accounts payable of $885 and 4)$33,429 in accounts payable offset by _40,075 in other assets.

Net cash used by investing activities for the Three months ending September 30, 2004 amounted to $13,476 which consisted of a purchase of property and equipment.

Financing activities net used cash of $64,667 consisted of payments on notes payable.

4

In its normal course of business as a film entertainment producer, production services and distributor, the Company makes contractual commitments to acquire film rights and payment for options to purchase properties. These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September 30, 2004 there are commitments of approximately $250,000.

On October 6, 2004, EFF Independent Inc., received $1,300,000 from Elisa Salinas, an investor, the production of the movie “The Tenants”. The investor is to recoup it’s investment in four months at 4% interest plus 50% of the production fees.

The company has also signed a letter of intent on November 1, 2004 to receive funding from a private placement issuing $2,000,000 in convertible notes amounting to a net receipt of approximately $1,744,000. The terms of the notes require that FMLY make monthly cash payments of 1/20th of the original note. The terms also provide that the investor may request FMLY to convert the monthly payment amount into common shares at a fixed $.15 per share price. If the Company elects to pay in stock in lieu of cash, the payment would be in registered, unlegended, free-trading Common Stock at an applied conversion rate equal to eighty percent (80%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date. FAMLY expects to finalize this placement during the week of November 15th, 2004.

FMLY'S capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Item 3. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were (1) designed to ensure that material information relating to Family Room Entertainment Corporation, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

PART II. OTHER INFORMATION
__________

Item 1. LEGAL PROCEEDINGS

Our Company is not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the calendar quarter ending September 30, 2004 the Company issued 1,000,000 shares of common stock at $ .05 per share for consulting for film projects. These shares were registered shares.

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

/s/ George Furla Director, Chief Executive November 15, 2004
-------------------------
George Furla Officer, President and Chief
Accounting Officer

/s/ Randell Emmett Director, Chief Operating      November 15, 2004
-------------------------
Randell Emmett         Officer, Assistant Secretary

/s/ Stanley Tepper      Chief Financial Offcer          November 15, 2004
------------------------- ----------------------------
Stanley Tepper

6