Form 10QSB
period 2004-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2005-02-14
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004
--------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X           No__

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Outstanding as of
Class of Common Stock January 31, 2005
------------------------ --------------------
$.01 par value 89,537,254 Shares

 Transitional Small Business Disclosure Format    Yes ___           No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at December 31, 2004
(unaudited) and June 30, 2004

Unaudidted Consolidated Condensed Statements of
Operations for the three months and six months ended
December 31, 2004 and 2003

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the six months ended December 31, 2004

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months and six months ended December 31, 2004 and 2003

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

SIGNATURES

FAMILY ROOM ENTERTAINMENT CORPORATION
__________

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three and six months ended December 31, 2004 and 2003

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________

Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheet as
of December 31, 2004 and June 30, 2004	F-3

Unaudited Consolidated Condensed Statement of Operations for the
three and six months ended December 31, 2004 and 2003	F-4

Unaudited Consolidated Condensed Statement of Stockholders’
Equity for the six months ended December 31, 2004	F-5

Unaudited Consolidated Condensed Statement of Cash Flows for the
six months ended December 31, 2004 and 2003	F-6

Notes to Unaudited Consolidated Condensed Financial Statements	F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 2004 and June 30, 2004
________

	December 31,	June 30,
	2004	2004
ASSETS	(Unaudited)	(Note)

Cash and cash equivalents	$ 1,762,025	$ 289,849
Restricted cash	103,655	-
Accounts receivable, net	96,129	119,498
Film costs, net	1,871,115	794,873
Property and equipment, net	44,312	38,958
Prepaid expenses and other	25,750	175

Total assets	$ 3,902,986	$ 1,243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable and convertible debt	$ 1,143,808	$ 180,653
Production advances under development agreement	1,300,000	-
Accounts payable and accrued liabilities	79,683	142,893

Total liabilities	2,523,491	323,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value;
5,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares
authorized; 89,537,254 and 87,037,254 shares
issued and outstanding at December 31, 2004 and
June 30, 2004, respectively	895,373	870,373
Additional paid in capital	18,223,742	17,444,454
Deferred compensation	(90,000)	-
Accumulated deficit	(17,649,620)	(17,395,020)

Total stockholders’ equity	1,379,495	919,807

Total liabilities and stockholders’ equity	$ 3,902,986	$ 1,243,353

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three and six months ended December 31, 2004 and 2003
__________

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenue	$ 295,000	$ 271,274	$ 1,270,557	$ 404,774

Operating costs-amortization
of film costs	249,953	430,790	877,061	623,970

Gross margin	45,047	(159,516)	393,496	(214,923)

Selling, general and
administrative expenses	286,390	559,950	585,114	875,159

Loss from operations	(241,343)	719,466)	(191,618)	(1,090,082)

Other income and (expenses):
Interest income	1,218	-	1,715	-
Interest expense	(59,203)	(36,816)	(64,697)	(216,091)

Other income (expense), net	(57,985)	(36,816)	(62,982)	(216,091)

Net loss	$ (299,328)	$ (756,282)	$ (254,600)	$(1,306,173)

Weighted average number of
common shares outstanding
basic and fully diluted	88,281,819	33,093,425	88,088,884	31,560,535

Net loss per common share
basic and fully diluted	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.04)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
for the six months ended December 31, 2004
__________

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total _

Balance at June 30, 2004	87,037,254	$ 870,373	$17,444,454	$ -	$(17,395,020)	$ 919,807

Common stock issued for film
costs	1,000,000	10,000	40,000	-	-	50,000

Common stock issued for
services	1,500,000	15,000	105,000	(90,000)	-	30,000

Value of beneficial
conversion feature on
convertible debt	-	-	250,667	-	-	250,667

Warrants issued in connection
with convertible debt	-	-	383,621	-	-	383,621

Net income	-	-	-	-	(254,600)	(254,600)

Balance at December 31, 2004	89,537,254	$ 895,373	$ 18,223,742	$ (90,000)	$(17,649,620)	$1,379,495

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2004 and 2003

___________

	2004	2003

Cash flows from operating activities:
Net loss	$ (254,600)	$(1,306,173)
Adjustment to reconcile net loss to net cash used
by operating activities:
Depreciation expense	10,800	14,000
Amortization of film costs	877,061	619,697
Common stock issued for services	30,000	371,477
Amortization of debt issue costs	33,807	144,806
Common stock issued for film costs	50,000	-
Change in operating assets and liabilities:
Accounts receivable	23,369	(72,322)
Film costs	(2,034,703)	(329,622)
Other assets	(25,575)	24,493
Accounts payable and accrued liabilities	18,189	99,926

Net cash used by operating activities	(1,271,652)	(433,718)

Cash flows from investing activities:
Purchase of property and equipment	(16,154)	(9,024)

Net cash used by investing activities	(16,154)	(9,024)

Cash flows from financing activities:
Proceeds from notes payable	-	8,879
Proceeds from advance under development agreement	1,300,000	-
Funds restricted under development agreement	103,655
Proceeds from convertible debentures	2,000,000	711,000
Payment of debt issuance costs on convertible debt	(255,710)	-
Collection of subscription receivable	-	100,000
Payments on notes payable	(180,653)	(113,920)

Net cash provided by financing activities	2,759,982	705,959

Increase in cash and cash equivalents	1,472,176	263,217

Cash and cash equivalents at beginning of year	289,849	94,412

Cash and cash equivalents at end of year	$ 1,762,025	$ 357,629

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

2. Critical Accounting Policies

Accounting Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-002 “Accounting by Producers and Distributors of Films”.

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

Revenue Recognition

We recognize revenue from the development, production, and production services earned under the criteria established by SOP 00-2 as follows.

1.	Upon receipt of producer (production) fees and delivery of related services. Producer fees which are generally received at the start of the actual film production;

2.	Royalty and profit participation are recognized upon receipt (usually quarterly or semi-annually); and

3.
Producer development fees and film distribution fees are invoiced by FMLY to the third party financiers and producers as services are provided and are recognized when the amount is determinable and receipt is reasonably assured.

Film Costs

Film costs include costs to acquire rights, “develop” (the process whereby underlying material, such as a book, manuscript or screenplay, are made ready for

                                                F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

2. Critical Accounting Policies, continued

production into a motion picture by creating a finished screenplay which takes in to account the desires of the creative elements as well as the constraints of the budget and production schedule), “package” (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or produce feature motion pictures. Production costs mainly consist of acquisition costs, salaries, equipment, overhead, participation costs and exploitation costs. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMLY begins to derive from producer fees. FMLY’s primary source of revenues are from motion picture production fees. Production costs capitalized on that film are then amortized in the proportion that the revenue for that film is received during the year. Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

3.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at December 31, 2004 and 2003, and related activity during the six months ended December 31, 2004 and 2003 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

Six Months Ended December 31, 2004

			Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2004	$ 210,499	$ 157,529	$ 426,845	$ 794,873

Production costs incurred	56,546	1,360,579	617,578	2,034,703

Adjustment	(81,400)	-	-	(81,400)

Transfers of film costs	-	271,460	(271,460)	-

Total film costs incurred	(24,854)	1,632,039	346,118	1,953,304

Net film cost balance before
amortization and write offs	185,645	1,789,568	772,963	2,748,176

Less film cost amortization and
write offs	44,986	488,159	343,916	877,061

Net film cost balance at
December 31, 2004	$ 140,659	$1,301,409	$ 429,047	$1,871,115

The adjustment shown above relates to the movie “Good Advice”. The Company accrued estimated costs in connection with the film that management determined will not ultimately be paid. Accordingly, the accrued costs were offset against film costs.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization of Film Costs, continued

Six Months Ended December 31, 2003

			Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2003	$ 772,063	$ 174,083	$ 98,189	$1,044,335

Production costs incurred	13,285	-	316,337	329,622

Transfers of film costs	-	-	-	-

Total film costs incurred	13,265	-	316,337	329,622

Net film cost balance before
amortization and write offs	785,348	174,083	414,526	1,373,957

Less film cost amortization and
write offs	212,970	15,544	391,183	619,697

Net film cost balance at
December 31, 2003	$ 572,378	$ 158,539	$ 23,343	$ 754,260

Following is an analysis of film cost amortization and write-downs for the three months and six months ended December 31, 2004 an 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Submerged	$ -	$ -	$ 291,741	$ -
Amityville Horror
After 25 Years	-	-	311,837	-
Control	-	25,116	-	111,415
Today We Die	188,634		188,634	-
Good Advice	-	127,170	-	127,170
Speedway Junkie	9,536	72,849	9,536	72,849
Total other individual
projects with costs less
than $100,000	51,783	205,655	75,313	308,263

	$ 249,953	$ 430,790	$ 877,061	$ 619,697

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at December 31, 2004 and June 30, 2004:

	December	June 30,
Name	31, 2004	2004

The Tenant	64%	0%
Good Advice	1	13
Submerged	0	23
After Sex	4	7
Held for Ransom	4	7
Shottas	8	19
88 Minutes	3	5
Contract	3	0
Total of other individual projects less than 5%	13	26

	100%	100%

All write-offs during the three months ended December 31, 2004 and 2003 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release and/or the company has earned its producer or productions service fees, will be amortized within three years.

Following is an analysis of revenues, by project, for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Producer and production
service fees

Today We Die	$ 200,000	$ -	$ 200,000	$ -
Submerged	-	-	300,000	-
Control	-	-	-	117,500
Amityville Horror After 25	-	-	500,000	-
Years
The Tenant	12,000	-	12,000	-

Total producer and
production service fees	212,000	-	1,012,000	117,500

Total film revenues	212,000	-	1,012,000	117,500

Royalties and other revenue	83,000	271,274	258,557	287,274

Total revenues	$ 295,000	$ 271,274	$1,270,557	$ 404,774

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.	Notes Payable and Convertible Debt

Notes payable at December 31, 2004 consisted of debt convertible to shares of the Company’s common stock at a fixed conversion rate of $0.15 per share. The debt has a contractual balance of $2,000,000 and the Company issued 6,666,667 Class A warrants and 16,666,667 Class B warrants to originate the debt. The Company also paid direct debt issue costs of $255,710. The Class A warrants, that expire five years from the date of issue, and the Class B warrants, that expire 180 days after an effective registration of such shares, both bear an exercise price of $0.12 per share. The debt bears interest at the greater of a published prime interest rate (5.5% at December 31, 2004) plus 4.0% or 10% and is due in November 2006. The interest on the debt is due monthly beginning 90 days after initial funding.

The value of the Class A, the Class B warrants and the fixed beneficial conversion feature was estimated using the Black Scholes Option Pricing Model and the following assumptions:

	Class A	Class B	Beneficial
	Warrants	Warrants	Conversion

Risk free interest rate	4%	4%	4%
Estimated volatility	62%	62%	62%
Life of underlying warrant or
conversion feature	5 years	270 days	2 years
Strike price	$0.12	$0.12	$0.15
Share price at date of grant	$0.09	$0.09	$0.09
Value of underlying feature	$294,667	$180,000	$250,667
Value after consideration of the relative
value of debt and warrants	$238,146	$145,475	$250,667

The debt issue cost, the warrants issued to originate the debt and the beneficial conversion feature associated with the debt have been treated as loan costs and are being amortized to interest expense over the term of the debt using the effective yield method. When convertible debt is converted prior to maturity, any un-amortized loan costs are immediately recognized as interest expense.

Following is an analysis of convertible debt:

Contractual balance                              $2,000,000

Less un-amortized portion of debt issue costs
that originally totaled $889,998                                                                               (856,192)

Ending balance                                                                                                       $1,143,808

All convertible debt is due in November 2006.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

5.	Production Advances Under Development Agreement and Restricted Cash

On October 6, 2004, the Company received $1,300,000 from Elisa Salinas, an investor, for the production of the movie “The Tenants”. The investor is to recoup the investment within four months following the full delivery of the Picture to the sales agency for the Picture at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” and as of December 31, 2004, approximately $104,000 is restricted to use in connection with “The Tenant”.

6. Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of December 31, 2003, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $8,280,000, which expire in 2003 through 2024. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in the Company in connection with the Sales Transaction, subsequent Asset Purchase and private placement of the Company’s common stock severely limited the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company will be able to use only approximately $4,116,000 of its NOL for federal income tax purposes should the Company generate sufficient taxable income.

The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to the increase in the valuation allowance associated NOL carryforwards, non deductible stock based compensation and interest expense, state income taxes and the effect of graduated rates.

7. Stockholders, Equity

During the six months ended December 31, 2004, the Company issued common stock as follows:

•	The Company exchanged 1,000,000 for $50,000 in film costs

•
The Company issued 1,500,000 shares for consulting fees totaling $120,000. The consulting services under the agreement were approximately 25% complete and the remaining portion is shown as deferred compensation in the accompanying statement of stockholders’ equity.

During the quarter ended December 31, 2004, the Company adopted a change to its articles of incorporation to reduce the par vale of its common stock from $0.10 to $0.01. This change is reflected in the financial statements on a retroactive basis.

                                 FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

8. Non-Cash Investing and Financing Activities

During the six months ended December 30, 2004 and 2003, the Company engaged in non-cash investing and financing activities as follows:

2004 _  2003 _

Beneficial conversion value offset against
convertible debt and treated as an increase
to additional paid-in capital $ 383,621  -

Warrants issued to originate convertible debt
and treated as an increase to additional
paid-in capital and an offset against
convertible debt  250,667  -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

PLAN OF OPERATION

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $30+ million range

Our long-term objectives:

FMLY’s goal, through EFFP and EFFI, is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. As mentioned, FMLY acquires or licenses rights to materials upon which it believes motion pictures can be based (screenplays, books, etcetera, which are referred to within the entertainment industry as the “underlying property”). FMLY may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular underlying property. If FMLY is satisfied with the creative state of the underlying property, it will then make offers to directors and/or actors, to perform services in connection with a particular motion picture based on that underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography. If a director or actors accepts one of FMLY’s offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), FMLY may then approach third party financiers seeking financing as well as distribution for the potential motion picture. Another approach that FMLY may take is to contact the financiers first, seeking first to produce the film, and then with a finished (or nearly finished) motion picture product, obtain distribution for the picture.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-002 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2004, which is incorporated herein by reference.

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

We recognize revenue from the development, production, and production services earned under the criteria established by SOP 00-2 as follows:

1.	Upon receipt of producer (production) fees and delivery of related services. Producer fees which are generally received at the start of the actual film production;

2.	Royalty and profit participation are recognized upon receipt (usually quarterly or semi-annually); and

3.
Producer development fees and film distribution fees are invoiced by FMLY to the third party financiers and producers as services are provided and are recognized when the amount is determinable and receipt is reasonably assured.

Film Costs

Film costs include costs to acquire rights, “develop” (the process whereby underlying material, such as a book, manuscript or screenplay, are made ready for production into a motion picture by creating a finished screenplay which takes in to account the desires of the creative elements as well as the constraints of the budget and production schedule), “package” (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or produce feature motion pictures. Production costs mainly consist of acquisition costs, salaries, equipment, overhead, participation costs and exploitation costs. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMLY begins to derive from producer fees. FMLY’s primary source of revenue is from motion picture production fees. Production costs capitalized on that film are then amortized in the proportion that the revenue is received during the year for that film. Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

RESULTS OF OPERATIONS

Three Months ended December 31,2004 versus Three Months ended December 31, 2003

FMLY’s operating revenue for the three months ended December 31, 2004 was $295,000 as compared to $271,274 for the same period ended December 31, 2003, for an increase of $23,726. The increase was attributable to an increase in producer fees of $212,000 offset by a decrease in royalties and other revenues of $188,274 (See Note 3 to the Unaudited Consolidated Condensed Financial Statements). These swings are normal fluctuations from period to period based on the timing of when a project goes into production and when royalties are received.

Costs relating to the operating revenues (i.e. film amortization and/or film write-off costs) were $249,953 for the three months ended December 31, 2004 as compared to $430,790 for the same period ended December 31, 2003, for a decrease of $180,837 (See Note 3 to the Unaudited Consolidated Condensed Financial Statements). The decrease is mainly attributable to a decrease of $155,872 in projects with costs less than $100,000, i.e. either producer fees, royalties and/or production service fees and amortized those projects or wrote off projects that were not going to achieve economic return.

FMLY's gross margin for the three-month period ended December 31, 2004 was $45,047 as compared to $(159,516) for the same period ended December 31, 2003 for an improvement of $204,563. The improved gross margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods as discussed above.

Selling, general and administrative expenses were $286,390 for the three months ended December 31, 2004 compared to $559,950 for the same period ended December 31, 2003 for a decrease of $273,560. The decrease in selling, general and administrative expenses was mainly attributable to reduction of professional and consulting fees of $237,592 for consultants who assisted to bringing new projects to FMLY, and an increase in other general and administrative costs, primarily salaries and benefits, of $35,968.

Interest expense was $59,203 for the three months ended December 31, 2004 compared to $36,816 for the same period ended December 31, 2003 for an increase of $22,387. This increase was primarily the result of a increased level of the high effective interest rate on convertible debt in 2004 as compared to 2003. Convertible debt has replaced and eliminated bank debt, previously in place; however the effective interest rate is significantly higher.

The Company reported a net loss of $299,328 for the three months ended December 31, 2004 as compared to a net loss of $756,282 for the same period ended December 31, 2003 for an improvement of $456,954.

Six months ended December 31, 2004 versus Six months ended December 31, 2003

The Company’s operating revenue for the six months ended December 31, 2004 was $1,270,557 as compared to $404,774 for the same period ended December 31, 2003 for an increase of $865,783. The increase was attributable to an increase in producer fees of $894,500 offset by a decrease in royalties and other revenues of $28,717 (See Note 3 to the Unaudited Consolidated Condensed Financial Statements). These swings are normal fluctuations from period to period based on the timing of when a project goes into production and when royalties are received.

Costs relating to the operating revenues i.e. film amortization and/or film write-off costs) were $877,061 for the six months ended December 31, 2004 as compared to $623,970 for the same period ended December 31, 2003 for an increase of $253,091 (See Note 3 to the Unaudited Consolidated Condensed Financial Statements). This increase is mainly attributable to a $490,314 increase in amortization of producer fees, offset by a decrease of $232,950 in write-offs of projects with costs less than $100,000. The timing of the write-off of such lower cost projects is based upon when management is able to make a determination that the projects are not going to achieve economic return.

The Company's gross margin for the six-month period ended December 31, 2004 was $393,496 as compared to $(214,923) for the same period ended December 31, 2003 for an improvement of $608,419. The improvement in gross margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods as discussed above.

Selling, general and administrative expenses were $585,114 for the six months ended December 31, 2004 compared to $875,159 for the same period ended December 31, 2003 for a decrease of $290,045. The decrease in selling, general and administrative expenses was attributable to an decrease in business consulting expense and fees of $468,828 offset by an increase in salaries and benefits of $68,122, rent increase of $17,536, film festival costs of $21,119, communication expense increase of $6,513, depreciation expense increase of $21,736, promotion and publicity expenses of $16,741 and increases of $27,016 in miscellaneous items.

Interest expense of $64,697 for the six months ended December 31, 2004 compared to $216,091 for the same period ended December 31, 2003 for a decrease of $151,394. The decline in interest expense was a result of the Company experiencing no conversions of high effective interest rate convertible debt in 2004 as compared to significant conversions in 2003. FMLY’s convertible debt generally includes warrants issued for origination, beneficial conversion features and significant cash origination fees. In 2003, the conversions experienced by FMLY led to the immediate recognition of approximately $180,000 of debt costs as interest expense. This event accounts for the significant fluctuation in interest expense.

The Company reported a net loss of $(254,600) for the six months ended December 31, 2004 as compared to a net loss of $(1,306,173) for the same period ended December 31 2003 of a decrease loss of $1,051,573.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended December 31, 2004 amounted to $1,271,652 which was attributable primarily to a $1,157,642 net increase to film costs. The principal reason for the increase in film costs was $1,211,735 of costs attributable to “The Tenant”. Other changes in operating assets and liabilities were in the normal course of operations.

Net cash used by investing activities for the six months ended December 31, 2004 was $16,154. The use consisted of a purchase of new computers, software and some furniture and fixtures.

Financing activities provided net cash of $2,759,982, which consisted of 1) $1,300,000 of funds received from a third party investor in “The Tenant” project, 2) $2,000,000 of proceeds from issuance of convertible debt, offset by 1) payment of debt issuance costs of convertible debt of $255,710 and 2) payments on notes payable of $180,652.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2004 FMLY had outstanding commitments of approximately $250,000.

On October 6, 2004, FMLY received $1,300,000 from Elisa Salinas, an investor, for the production of the movie “The Tenants”. The investor is to recoup its investment in four months after completion of production at 4% interest plus 50% of the net profits of the movie “The Tenent”

FMLY received funding from a private placement on November 19, 2004, issuing $2,000,000 of convertible notes resulting in net proceeds to the Company of approximately $1,744,000. The terms of the notes provide that FMLY make monthly cash payments of 1/20th of the original note. The terms also provide that the investor may request FMLY to convert the monthly payment amount into common shares at a fixed $.15 per share price. If FMLY elects to pay in stock in lieu of cash, the payment would be applied at a conversion rate equal to eighty percent (80%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date.

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Item 3. Controls and Procedures

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

32.2 Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

(b)  Reports on Form 8-K:

Form 8K filed: December 23, 2004

ITEM 2.01 Entry into Material Definitive Agreement

On November 17, 2004, the Registrant received funding in to form of convertible notes, from institutional and accredited investors with Gross proceeds of $2,000,000, with net proceeds to the Company of $1,744,290. This will be considered a debt on the company's books.

               ITEM 9.01 Financial Statements and Exhibits.

The following four documents were filed as exhibits to the From 8-K: 1)
Subscription Agreement, 2) Form of Convertible Note, 3)  Form of Purchase
Warrant and 4) News Release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Director, Chief Executive
                Officer, President and Chief
/s/ George Furla                             Accounting Officer                        February 14, 2005
-------------------------                           ----------------------------
George Furla

                Director, Chief Operating
/s/ Randell Emmett                           Officer, Assistant Secretary                     February 14, 2005
-------------------------                                                                              -----------------------------
Randell Emmett

/s/ Stanley Tepper                           Chief Financial Officer                      February 14, 2005
-------------------------                           -----------------------------
Stanley Tepper

