Form 10QSB
period 2005-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2005-05-25
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
--------------------

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

Outstanding as of
Class of Common Stock May 23, 2005
------------------------ --------------------
$.001 par value 89,537,254 Shares

Transitional Small Business Disclosure Format   Yes    No X
                               ----    -----

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at March 31, 2005
(unaudited) and June 30, 2004

Unaudidted Consolidated Condensed Statements of
Operations for the three months and nine months ended
March 31, 2005 and 2004

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the nine months ended March 31, 2005

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months and nine months ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Condensed Financial
Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Item 3. Controls and Procedures

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Change of Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

FAMILY ROOM ENTERTAINMENT CORPORATION
__________

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three and nine months ended March 31, 2005 and 2003

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________

Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheet as
of March 31, 2005 and June 30, 2004	F-3

Unaudited Consolidated Condensed Statement of Operations for the
three and nine months ended March 31, 2005 and 2004	F-4

Unaudited Consolidated Condensed Statement of Stockholders’
Equity for the nine months ended March 31, 2005	F-5

Unaudited Consolidated Condensed Statement of Cash Flows for the
nine months ended March 31, 2005 and 2004	F-6

Notes to Unaudited Consolidated Condensed Financial Statements	F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2005 and June 30, 2004
________

	March 31,	June 30,
	2005	2004
ASSETS	(Unaudited)	(Note)

Cash and cash equivalents	$ 1,165,666	$ 289,849
Restricted cash	1,077,462	-
Accounts receivable	193,613	119,498
Film costs, net	2,311,548	794,873
Property and equipment, net	42,949	38,958
Prepaid expenses and other	48,105	175

Total assets	$ 4,839,343	$ 1,243,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable and convertible debt	$ 1,211,793	$ 180,653
Production advances under development agreement	2,441,400	-
Accounts payable and accrued liabilities	251,709	142,893

Total liabilities	3,904,902	323,546

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.01 par value;
5,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $0.01 par value; 200,000,000 shares
authorized; 89,537,254 and 87,037,254 shares
issued and outstanding at March 31, 2005 and
June 30, 2004, respectively	895,373	870,373
Additional paid in capital	18,223,742	17,444,454
Deferred compensation	-	-
Accumulated deficit	(18,184,674)	(17,395,020)

Total stockholders’ equity	934,441	919,807

Total liabilities and stockholders’ equity	$ 4,839,343	$ 1,243,353

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31, 2005 and 2003
__________

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Revenue	$ 111,965	$ 271,428	$ 1,382,522	$ 676,202

Operating costs-amortization
of film costs	147,124	468,312	1,024,185	1,092,282

Gross margin	(35,159)	(196,884)	358,337	(416,080)

Selling, general and
administrative expenses	392,041	412,727	977,155	1,283,613

Loss from operations	(427,200)	(609,611)	(618,818)	(1,699,693)

Other income and (expenses):
Interest income	2,354	-	4,069	-
Interest expense	(110,208)	(678,339)	(174,905)	(894,430)

Other income (expense), net	(107,854)	(678,339)	(170,836)	(894,430)

Net loss	$ (535,054)	$(1,287,950)	$ (789,654)	$(2,594,123)

Weighted average number of
common shares outstanding
basic and fully diluted	88,323,750	48,186,613	89,537,254	36,267,208

Net loss per common share
basic and fully diluted	$ (0.01)	$ (0.03)	$ (0.01)	$ (0.07)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
for the nine months ended March 31, 2005
__________

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total _

Balance at June 30, 2004	87,037,254	$ 870,373	$17,444,454	$ -	$(17,395,020)	$ 919,807

Common stock issued for film
costs	1,000,000	10,000	40,000	-	-	50,000

Common stock issued for
debt origination services	1,500,000	15,000	105,000	-	-	120,000

Value of beneficial
conversion feature on
convertible debt	-	-	250,667	-	-	250,667

Warrants issued in connection
with convertible debt	-	-	383,621	-	-	383,621

Net income	-	-	-	-	(789,654)	(789,654)

Balance at March 31, 2005	89,537,254	$ 895,373	$ 18,223,742	$ -	$(18,184,674)	$ 934,441

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2005 and 2003

___________

	2005	2004

Cash flows from operating activities:
Net loss	$ (789,654)	$(2,594,123)
Adjustment to reconcile net loss to net cash used
by operating activities:
Depreciation expense	14,700	21,000
Amortization of film costs	1,024,185	1,092,282
Stock-based compensation	-	816,905
Amortization of debt issue costs	101,791	786,813
Change in operating assets and liabilities:
Accounts receivable	(74,115)	(69,419)
Film costs	(2,452,260)	(576,749)
Other assets	(47,930)	(10,002)
Accounts payable and accrued liabilities	190,216	20,951

Net cash used by operating activities	(2,033,067)	(512,342)

Cash flows from investing activities:
Increase in restricted cash account	(2,441,400)	-
Release of restricted cash for film costs	1,363,938	-
Purchase of property and equipment	(18,691)	(10,830)

Net cash used by investing activities	(1,096,153)	(10,830)

Cash flows from financing activities:
Proceeds from notes payable	-	8,879
Proceeds from advance under development agreement	2,441,400	-
Proceeds from convertible debentures	2,000,000	736,000
Payment of debt issuance costs on convertible debt	(255,710)	-
Collection of subscription receivable	-	300,000
Payments on notes payable	(180,653)	(222,100)

Net cash provided by financing activities	4,005,037	813,900

Increase in cash and cash equivalents	875,817	290,728

Cash and cash equivalents at beginning of year	289,849	94,412

Cash and cash equivalents at end of year	$ 1,165,666	$ 385,140

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

Revenue from performance of film distribution services are recognized as the Company’s contractual obligations under the distribution agreement are completed. The Company recognizes cost reimbursements under distribution agreements as the costs are incurred and are determined to be billable under the distribution agreement.

Royalty revenue is recognized by the Company upon fulfillment of its contractual obligations and determination of a fixed royalty amount or, in the case of ongoing royalties, upon sale by the licensee of royalty-bearing products, as estimated by the Company.

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

3.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at March 31, 2005 and 2004, and related activity during the nine months ended March 31, 2005 and 2004 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

Nine Months Ended March 31, 2005

			Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2004	$ 210,499	$ 157,529	$ 426,845	$ 794,873

Production costs incurred	62,084	1,431,420	1,008,756	2,502,260

Adjustment	(81,400)	-	-	(81,400)

Transfers of film costs	-	271,460	(271,460)	-

Total film costs incurred	(19,316)	1,702,880	737,296	2,420,860

Net film cost balance before
amortization and write offs	191,183	1,860,409	1,164,141	3,215,733

Less film cost amortization
and write offs	82,464	546,457	395,264	1,024,185

Net film cost balance at
March 31, 2005	$ 108,719	$1,313,952	$ 768,877	$2,191,548

The adjustment shown above relates to the movie “Good Advice”. The Company accrued estimated costs in connection with the film that management determined will not ultimately be paid. Accordingly, the accrued costs were offset against film costs.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization of Film Costs, continued

Nine Months Ended March 31, 2004

			Development
		In	and Pre-
	Released_	Production	Production	Total

Net film cost balance at
June 30, 2003	$ 772,063	$ 174,083	$ 98,189	$1,044,335

Production costs incurred	15,359	148,516	412,874	576,749

Transfers of film costs	(76,312)	-	76,312	-

Total film costs incurred	(60,953)	148,516	489,186	576,749

Net film cost balance before
amortization and write offs	711,110	322,599	587,375	1,621,084

Less film cost amortization
and write offs	511,110	164,060	417,112	1,092,282

Net film cost balance at
December 31, 2003	$ 200,000	$ 158,539	$ 170,263	$ 528,802

Following is an analysis of film cost amortization and write-downs for the three months and nine months ended March 31, 2005 an 2003:
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Submerged	$ -	$ -	$ 291,741	$ -
Lonely Hearts	58,298	-	58,298	-
Holly Weismer	30,746	-	30,746	-
Held for Ransom	5,379		5,379
After Sex	5,385		5,385
Amityville Horror
After 25 Years	-	-	311,837	-
Control	-	5,115	-	116,230
Edison	-	147,458	-	147,458
Today We Die	-	-	188,634	-
Good Advice	26,694	101,088	26,694	228,258
Speedway Junkie	10	43,090	9,546	115,239
Total other individual
projects with costs less
than $40,000	20,612	171,561	95,925	485,097

	$ 147,124	$ 468,312	$1,024,185	$1,092,282

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

3.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at March 31, 2005 and June 30, 2004:

	March 31,	June 30,
Name	2005	2004

The Tenant	64%	0%
Good Advice	1	13
Submerged	0	23
After Sex	4	7
Held for Ransom	4	7
Shottas	8	19
88 Minutes	3	5
Contract	3	0
Total of other individual projects less than 5%	13	26

	100%	100%

All write-offs during the three months ended March 31, 2005 and 2003 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release and/or the company has earned its producer or productions service fees, will be amortized within three years.

Following is an analysis of revenues, by project, for the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Producer and production
service fees

Today We Die	$ -	$ -	$ 200,000	$ -
Lonely Hearts	100,000		100,000
Edison	-	250,000	-	250,000
Submerged	-	-	300,000	-
Control	-	-	-	117,500
Amityville Horror After 25	-	-	500,000	-
Years
The Tenant	-	-	12,000	-

Total producer and
production service fees	100,000	250,000	1,112,000	367,500

Total film revenues	100,000	250,000	1,112,000	367,500

Royalties, production
services and other revenue	11,965	21,428	270,522	308,702

Total revenues	$ 111,965	$ 271,428	$1,382,522	$ 676,202

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

4.	Notes Payable and Convertible Debt

Notes payable at March 31, 2005 consisted of debt convertible to shares of the Company’s common stock at a fixed conversion rate of $0.15 per share. The debt has a contractual balance of $2,000,000 and the Company issued 6,666,667 Class A warrants and 16,666,667 Class B warrants to originate the debt. The Company also paid direct debt issue costs of $255,710. The Class A warrants, that expire five years from the date of issue, and the Class B warrants, that expire 180 days after an effective registration of such shares, both bear an exercise price of $0.12 per share. The debt bears interest at the greater of a published prime interest rate (5.5% at March 31, 2005) plus 4.0% or 10% and is due in November 2006. The interest on the debt is due monthly beginning 90 days after initial funding.

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

Following is an analysis of convertible debt:

Contractual balance                  $2,000,000
Less un-amortized portion of debt issue costs
that originally totaled $889,998                                        (788,207)

Ending balance                                                                $1,211,793

All convertible debt is due in November 2006.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

5.	Production Advances Under Development Agreement and Restricted Cash

On October 6, 2004, the Company received $1,300,000 from Elisa Salinas, an investor, for the production of the movie “The Tenants”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants”. On ________ the Company received an additional $1,140,400 advance from Elias Salinas under terms similar to the original $1,300,000 advance. The $1,140,400 advance is restricted to use in the production of the movie “Borderland”. At March 31, 2005, $1,077,462 of advances related to the movies “the Tenant” and “Borderland” have not been used and are shown in restricted cash.

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

During the nine months ended March 31, 2005, the Company issued common stock as follows:

•	The Company exchanged 1,000,000 for $50,000 in film costs

•	The Company issued 1,500,000 shares for consulting fees totaling $120,000.

During the quarter ended March 31, 2005, the Company adopted a change to its articles of incorporation to reduce the par vale of its common stock from $0.10 to $0.01. This change is reflected in the financial statements on a retroactive basis.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, continued

8. Non-Cash Investing and Financing Activities

During the nine months ended March 31, 2005 and 2004, the Company engaged in non-cash investing and financing activities as follows:

2004 _    2003 _

Beneficial conversion value offset against
convertible debt and treated as an increase
to additional paid-in                                                                             $383,621        -

Warrants issued to originate convertible debt
and treated as an increase to additional
paid-in capital and an offset against
convertible debt                                                                                      250,667       -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our revenues were derived primarily from the production of or acquisition of, and distribution via the consequent exploitation of feature length motion pictures. Exploitation of motion pictures may be by general release in the theatrical, television (“free” or “pay” services) video/DVD and/or other ancillary markets. The Company generally finances all or a substantial portion of the budgeted production costs of the films it produces through advances obtained from distributors, investors, and/or borrowings secured usually by domestic and international (foreign) licenses.

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

Revenue Recognition

We recognize revenue from the distribution of motion pictures as earned under the criteria established by SOP 00-2. Our revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion picture’s release and/or exploitation. In accordance with SOP 00-2, we consider revenue earned when all of the following have occurred:

1.	We have a valid sale or licensing agreement in place.

2.	The motion picture is complete and in accordance with the agreement with the customer.

3.	The motion picture has been delivered or is deliverable.

4.	The license period has begun.

5.	The revenue is fixed or determinable and collection is reasonably assured.

Revenue from performance of film distribution services are recognized as the Company’s contractual obligations under the distribution agreement are completed. The Company recognizes cost reimbursements under distribution agreements as the costs are incurred and are determined to be billable under the distribution agreement.

Royalty revenue is recognized by the Company upon fulfillment of its contractual obligations and determination of a fixed royalty amount or, in the case of ongoing royalties, upon sale by the licensee of royalty-bearing products, as estimated by the Company.

Film Costs

Film costs include costs to acquire, develop and/or produce feature motion pictures: mainly salaries, equipment, overhead, participation costs and exploitation costs. Production costs in excess of reimbursable amounts are capitalized. Once a film is released, any film production costs capitalized is amortized in the proportion that the revenue during the year for each film bears to the estimated revenue to be received from all sources under the individual film forecast method. Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary. Un-amortized film production costs are compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

Plan of Operation

Our short-term objective is to produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $30+ million range

Our long-term objectives are:

1. To continue to produce and/or provide production services in connection with motion pictures that feature high profile talent and are targeted towards ever wider worldwide audiences.

2. To produce feature length motion pictures with Major and/or Mini-major studios.

RESULTS OF OPERATIONS

Three Months ended March 31, 2005 versus Three Months ended March 31, 2004

The Company’s operating revenue for the three months ended March 31, 2005 was $111,965 compared to $$271,428 for the same period ended March 31, 2004, for an decrease of $159,463. The decrease was mainly attributed to a reduction in film revenues that by their nature fluctuate from period to period. The revenue for this period is mainly attributable to the film Lonely Hearts versus the prior period revenue received for the film Edison.

Costs relating to the operating revenues were $147,124 for the three months ending March 31, 2005 as compared to $468,312 for the same period ending March 31, 2004. These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross margin for the three month period ending March 31, 2005 was $(35,159) as compared to $(196,884) for the same period ending March 31, 31, 2004. The increase in Gross Profit is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

Selling, general and administrative expenses were $392,041 for the three months ended March 31, 2005 compared to $412,727 for the same period ended March 31, 2004 for a decrease of $20,686. The decrease in selling, general and administrative expenses was mainly attributable to a reduction of professional and consulting fees.

Other income (expense) 0f $(107,254) for the three months ended March 31, 2005 was primarily the result of interest expense of $110,208 as compared to interest expense of $679,339 for same period ending March 31, 2004. Interest expense was extremely high in the prior year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense.

The Company reported a net (Loss) of $(535,054) for the three months ended March 31, 2005 as compared to a net loss of $(1,287,050) for the same period ended March 31, 2005.

Nine months ended March 31, 2005 versus Six months ended March 31, 2004

The Company’s operating revenue for the nine months ended March 31, 2005 was $1,382,522 as compared to $676,202 for the same period ended March 31, 2004 for a increase of $706,320. The increase was mainly attributed an increase in producer fees in film revenues plus the normal fluctuations in film revenues from period to period.

Costs relating to the operating revenues were $ 1,024,185 for the nine months ending March, 31, 2005 as compared to $1,092,282 for the same period ending March 31, 2003, for a decrease of $68,097. These costs were mainly consists of film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross margin for the nine month period ending March 31, 2005 was $358,337 as compared to $ (416,080) for the same period ending March 31, 2004 The increase in gross margin is directly attributable to the fluctuations in film revenues and film amortization for the nine months ended March 31, 2005.

Selling, general and administrative expenses were $977,155 for the nine months ended March 31, 2005 compared to $1,283,613 for the same period ended March 31, 2004 for a decrease of $306,458. The decrease in selling, general and administrative expenses was attributable to an decrease of business consulting expense and fees of $550,606, offset by increases in 1) salaries of $51,792, 2) public relations expense of $101,199, 3) office overhead of $65,979, 4) creative and development of $8,067, 5) audit fees of $11,694 and miscellaneous expenses of $5,438.

Interest Expense for the nine months ended March 31, 2005 was primarily the result of interest expense of $ 174,905 as compared to interest expense of $894,530 for same period ending March 31, 2004. . Interest expense was extremely high in the prior year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense.

The Company reported a net loss of $(789,654) for the nine months ended March 31, 2005 as compared to a net loss of $(2,594,123) for the same period ended December 31 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended March 31, 2005 amounted to $2,033,067 which mainly consists of the net loss of $789,654 plus the following: 1) $74,115 increase in accounts receivable, 2) $2,452,260 in film costs, and 3) $47,930 in other assets offset by 1) depreciation expense of $14,700, 2) amortization of film costs of $1,024,185, 3) amortization of debt issuance costs of $101,791 and 4) decreases in accounts payable and accrued liabilities of 190,216 ($81,400 of the decrease was due to liability for film costs that the Company determined would never be paid).

Net cash used by investing activities for the nine months ending March 31, 2005 amounted to $1,096,153 which consisted of 1) $1,077,462 of net transfers of cash to accounts restricted for use in the movies “The Tenant” and “Borderland”, 2) purchases of computers and office furniture for $18,691.

Cash provided by financing amounted to $4,005,037. This consisted of 1)$2,441,400 received from outside sources, and placed in cash accounts specifically restricted for the films The Tenant and Borderland and 2) $2,000,000 received from the issuance of convertible notes offset by $255,710 paid in debt issuance costs on the funding of the convertible notes.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2005 FMLY had outstanding commitments of approximately $250,000.

The important matters on which FMLY focuses in evaluating its financial condition and operating performance are the return on investment, but just as important are the quality of the movie projects we are involved in and the quality of the parties that are involved in those projects with us.

With the exception of publicity and marketing fees, FMLY’s operating costs are fairly fixed. To absorb these costs and to generate a profit, FMLY takes on as many projects as possible. Factors that FMLY takes into consideration before accepting a project are: 1) is the material (script) good enough to attract talent, 2) whether talent be can obtained, and 3) whether financing can be arranged.

FMLY’s evaluation of return on investment is a two-phase process. In the first phase we evaluate the project against the resources that we have available to determine if we can arrange for talent, directors and/and or production and/or distribution financing. Once a suitable project is identified, our decision on participation in that project is based our ability to recover projected costs, including our option on the project, development costs and our producer fees. We generally seek to obtain producers fees and a net profit participation that we believe will provide ten times the cost of our option on the project and our related development costs. Although our target return is on investment is high, we believe that it is necessary because it helps cover the cost of closed or abandoned projects.

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of notes payable (including the convertible notes) at March 31, 2005 were as follows:
Year Ended
June 30,		Amount

2005		$ 0
2006		0
2007	November 2006 - Convertible Notes Due	2,000,000

		$ 2,000,000

 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2005 and June 30, 2004 consisted of the following:
	2005	2004 _

Accounts payable	$ 251,709	$ 61,493
Accrued film costs	-	81,400
Accrued professional fees and other	-	-

	$ 251,709	$ 142,893
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
June 30,

2005	$ 74,074
2006	44,077

$ 118,151

Fixed recurring Selling General and Administrative expenses would be as follows:

                                                    Estimated 2005
                                                   Monthly Average
Salaries and benefits                                  $54,681
Rent:                                                                 6,042
Parking:                                                            1,520
Equipment rental                                            2,033
Telephone and
Communications                                            1,890
Directors and Officers
Insurance                                                        6,667
Auditors and Accounting                            5,000
Total Monthly
Fixed SG&A costs                                     $77,833

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to March 2005, is approximately $108,000 (includes the above fixed cost estimate of $77,833) a month for a twelve total of $1,296,000. The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $1,750,000. We are unable to estimating beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. On October 6, 2004, the Company received $1,300,000 from Elisa Salinas, an investor, for the production of the movie “The Tenants”.  The investor is to recoup the investment within four months following the delivery of the Picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants”. In March 2005 the Company received an additional $1,140,400 advance from Elias Salinas under terms similar to the original $1,300,000 advance. The $1,140,400 advance is restricted to use in the production of the movie “Borderland”. At March 31, 2005, $1,077,462 of advances related to the movies “the Tenant” and “Borderland” have not been used and are shown in restricted cash. This letter of credit, residing at City National Bank, is to be utilized for the acquisition of film rights and productions with the investor’s approval. In March 2005 we drew $2,441,400 from this letter of credit. On November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,744,290 (see terms below).

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

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Item 3. Controls and Procedures

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

/s/ George Furla Director, Chief Executive November 15, 2004

-------------------------
George Furla Officer, President and Chief
Accounting Officer

/s/ Randell Emmett Director, Chief Operating   May 24, 2005
-------------------------
Randell Emmett   Officer, Assistant Secretary

/s/ Stanley Tepper   Chief Financial Offcer    May 24, 2005
------------------------- ----------------------------
Stanley Tepper