Form 10KSB
period 2005-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2005-10-12
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005 or

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

The issuer had revenues of $2,330,534 for the fiscal year ended June 30, 2005.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2005 was approximately
$3,602,234 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

As of August 31, 2005, 89,537,254 shares of the issuer’s common stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes ྑ No [X]

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format Yes   No X

PART I

ITEM 1. Description of Business

General Business Development

Family Room Entertainment Corporation (the “FMLY”), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb Resources Corporation. We are located in Beverly Hills, California, and are engaged in various aspects of motion picture entertainment, including development, production and production services.

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

Family Room Entertainment Business Overview

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries:[Emmett/Furla Films] (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

FMLY, through EFFI and EFFP, contact the owners of the original materials (such as screenplays and books) with the intent of acquiring or licensing rights in and to those properties. In turn, EFFI and/or EFFP use those properties to attract creative talent (actors and directors) to the potential motion picture project. If successful, EFFI and EFFP then grants or licenses out those rights to third party financiers of motion pictures, who will then contract with the creative talent EFFI or EFFP has attracted to the property as well as finance, produce and distribute/exploit the motion picture.

Financing FMLY’s Motion Pictures

FMLY’s goal, through EFFI and EFFP, is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. As mentioned, FMLY acquires or licenses rights to materials upon which it believes motion pictures can be based (screenplays, books, etcetera), referred to within the entertainment industry as the “underlying property.” FMLY may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular “underlying property.” If FMLY is satisfied with the creative state of the “underlying property,” it will then make offers to directors and/or actors, to perform services in connection with a particular motion picture based on the underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography. If a director or actors accepts one of FMLY’s offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), FMLY may then approach third party financiers seeking financing as well as distribution for the potential motion picture. Another approach that FMLY may take is to contact financiers first, seeking to produce the film first, and then with a finished (or nearly finished) motion picture product, obtain distribution for the picture.

Distributing FMLY’s Motion Pictures

Currently, FMLY does not directly distribute motion pictures. Instead, when FMLY seeks financing for its motion picture “packages,” the distribution rights are often obtained by the financier as collateral for their investment, in other words, third parties purchase the world-wide exploitation and distribution rights to a motion picture for the cost (or amount) it takes to produce the motion picture.

The Home Marketplace for Motion Picture Product

By in large, FMLY does not distribute its properties to the Home Video, Pay-per-view, Pay Cable of Broadcast and/or Basic Cable markets. With regard to motion picture properties where FMLY has ownership in the picture, FMLY will very often (through EFFD) license out “all rights” to a third party distributor who may distribute to the above markets, or FMLY will hire a third party to represent (i.e. an “agent”) FMLY’s various rights to the above markets on behalf of FMLY and then FMLY would select from and enter in to an agreement with what it perceives to be the best offers presented to it by the agent.

The “home marketplace” for FMLY’s motion picture properties (in examples where FMLY owns or controls a majority of the copyright and/or distribution/exploitation rights) includes: (1) Home Video/DVD, which is the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores “on-line” stores (i.e., Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing; (2) Pay-per-view television, whereby cable and satellite television subscribers to purchase individual programs on a "per use" basis; (3) Pay Cable, which consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services; (4) Broadcast and Basic Cable Television, whereby viewers receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.

FMLY has a limited number of customers. A percentage breakout of revenue by major customer follows:

Major Customers	June 30,
	2005	2004
NuImage/Millennium Films	86.78%	76.67%
Lions Gate Films	0.00%	8.04%
Regents Films	0.00%	10.33%
Platinium Disc	1.00%	0.00%
Lantern Lane	1.00%	0.00%
Other	11.22%	4.95%
Total Revenue	100.00%	100%

Technological Developments

Technological developments, including video server and compression technologies which regional telephone companies and others are developing and expanding markets for DVD, could make competing delivery systems economically viable and could significantly impact the home video market but would most likely have minimal effect on FMLY. These developments could favorable affect FMLY’s third party distributors as a result of new distribution channels, which in turn could pass along some of the effect to FMLY, if at all.

Foreign Markets

In general, a very important portion of the financing for “independent” (i.e. not produced by a Major Studio or one of their subsidiaries) motion pictures comes from the “foreign markets” (i.e. those markets outside of the United States and English-speaking Canada). With respect to productions in with FMLY is associated with, the third party financier owns and/or controls these rights and uses them as collateral or purchases them outright in connection with the funding of the pictures FMLY (through its various subsidiaries) develops.

New Technologies

New means of delivery of entertainment products are constantly being developed and offered to the consumer, including the internet and High Definition. The impact of emerging technologies such as direct broadcast satellites and the internet on FMLY’s third party distributors cannot be determined at this time because the technology is still new. In turn how such an impact on third party distributors will be passed on to FMLY also cannot be determined at this time as well. However, in anticipation of changing technologies which may affect production costs to FMLY’s third party financiers of motion picture productions, such as High Definition Video, FMLY will continue to monitor these new possibilities.

Motion Picture Property Acquisition Process

By in large, the acquisition process for FMLY, is the process by which “underlying properties” are acquired or licensed by EFFP or EFFI. In turn, EFFI and/or EFFP uses those properties to attract creative talent (actors and directors) to the potential motion picture project. If successful, EFFI and EFFP then grants or licenses out those rights to third party financiers of motion pictures, who will then contract with the creative talent EFFI or EFFP has attracted to the property as well as finance, produce and distribute/exploit the motion picture.

FMLY Feature Film Production

FMLY’s primary involvement with feature film production is in the area of the development of “underlying properties” (see FMLY Acquisition Process). By in large, FMLY engages third parties to produce, finance and exploit/distribute the motion picture “packages” it, through EFFI and/or EFFP, puts together. In many examples, FMLY will also provide production expertise (i.e. “production services”) to the third party producer and/or financier of the motion picture in question. When FMLY does provide production expertise, FMLY, or its principals, Randall Emmett and George Furla, is often credited as “producers” or executive producers” of the particular film in question. FMLY primarily derives its income from producer fees, consulting and service fees as well as its participation in the profits of the various pictures produced by third parties, who were developed and/or “packaged” by FMLY. Please refer to note 3 of our accompanied financial statements and past filings for a breakout of the revenue by film by service performed.

FMLY's feature film strategy generally is to develop and/or perform production services, and/or produce feature films when the production budgets for the films are expected to be entirely or substantially covered by a third party. In this way, FMLY’s risk is, by in large, only the capital required, if any, to develop and package the motion picture project. The entirety of the production budget, as well as any costs associated with distributing and/or exploiting the motion pictures in question, will be born by a third party or parties who have the resources and expertise to produce and/or distribute motion pictures.

Film Project History

Acquisition of film rights: Speedway Junky, Held for Ransom and After Sex film rights were acquired from 1st Miracle Entertainment Group in settlement of debt. We acquired the films without regard to current distribution agreements because we knew the films’ first cycles were near completion. Accordingly, any obligations to third parties, with the exception of Speedway Junkie, had been satisfied. Speedway Junkie’s distribution agreement was still in effect whereby FMLY subsequently earned approximately $76,000 in royalties. In addition, we only acquired the right to 50% of Speedway’s net revenues.

FMLY negotiated new distribution agreements for Held for Ranson and After Sex with Platinum Disc, a non major distribution company, for home video and DVD distribution in the US and English speaking Canada. These were new agreements and with the first royalties of $8,900 being received April 15, 2005. The documentation to allocate the funds between the movies has not been received yet. It usually takes approximately six months to one year for the distribution, sale of disks and the accounting of such sales to take place. FMLY will receive a 20% royalty of Platinum’s net revenue, if any. FMLY will incur nominal legal and delivery fees.

Second cycle is an industry term which means that the agreements for the first distribution phase have ended and the films are entered into their second distribution phase.

Profit Participation

FMLY’s profit participation in motion picture projects is determined by a calculation that assumes that all “negative costs”(production costs) of the picture (including, but not limited to, costs for development, principal photography and post-production) and “distribution expenses” (including, but not limited to, costs for marketing the film at various international film markets as well as costs associated with the delivery of the film and the physical elements to the various licensees of the film) are recovered by the financier plus interest thereon. After repayment of all negative costs, distribution expenses and interest thereon, the financier/distributor will charge a “distribution fee” (often a percentage of the gross income) for performing any sales or distribution services in connection with the picture. Following the payment of distribution fees and other costs, any amounts payable to creative elements that are contingent compensation (including, but not limited to, deferred compensation and bonuses) are paid to those third parties. Any money remaining is considered net profits from which profit participation is derived.

Royalties

FMLY has received royalties from only four motion picture projects, to date (1) Good Advice; (2); Speedway Junky; (3) After Sex; and (4) Held for Ransom.

FMLY produced “Good Advice” in 2000 and subsequently licensed the US distribution rights to Lions Gate Films for a period of 25 years and the foreign distribution rights to Myriad Pictures in perpetuity. These license agreements included up-front film guarantee compensation totaling $4,500,000. The agreement also called for a $60,000 payment from Lions Gate for video royalties, which was received in 2004. The Myriad Pictures agreement transferred all foreign rights and no additional revenues/participations/royalties will be received from Myriad.

“Speedway Junkie”- On August 16, 2001, FMLY purchased a 50% interest in “Speedway Junky” from Miracle Entertainment. The purchase agreement provided FMLY the right to recover the cost of the purchase plus 50% of the revenues generated by the motion picture. Prior to FMLY’s involvement, Miracle Entertainment had entered into a twenty-five year worldwide distribution agreement with Regent Worldwide. Though the term of this distribution agreement is twenty-five years, the bulk of revenue form a movie usually comes within the first two years. Speedway’s release date was over two years ago and, although FMLY has received approximately $86,000 in royalties from this film, we are not anticipating the receipt material additional royalties.

“After Sex” and “Held for Ransom”: Under an April 29, 2002 loan agreement, FMLY was assigned Miracle Entertainment’s interest in “After Sex” and “Held for Ransom”. At the time of the loan agreement, Miracle Entertainment had a three-year US distribution agreement with Blockbuster Entertainment covering both pictures and a twenty-five year foreign distribution/sales agency agreement with Cutting Edge Entertainment covering both pictures. The Blockbuster Entertainment agreement with has since lapsed (and thus ended the “first cycle” of distribution within the United States). FML recently completed a US distribution agreement covering both films with Platinum Disc for home video/DVD market distribution. FMLY is hopeful that the agreement with Platinum Disc will generate royalty payments within the next 12 months, however no royalties have yet been received.
With respect to all four motion picture properties, FMLY owns a portion of the music publishing, which through the publishing societies like ASCAP and BMI, generate an immaterial amount of royalty income.

FAMILY ROOM ENTERTAINMENT CORPORATION

SUMMARY OF FILM PROJECT HISTORY (1) (4)

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Speedway Junky	Jesse Bradford,	Picture originally produced
	Jordan Brower,	by a third party financier.
September 2001	Jonathan Taylor	FMLY subsequently
	Thomas, Tiffani	acquired 50% ownership
Theatrical	Amber Theisssen,	from the financier and
	Warren G, Daryl	receives royalties if any
Hannah

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services
			$76,979	(3)
Held For Ransom	Dennis Hopper,	Picture originally produced
	Zachery Ty Bryan,	by a third party financier.
August 2000	Kam Heskin,	FMLY subsequently
	Jordan Brower,	acquired 100% ownership
Video/Cable	Randy Spelling,	from said third party.
	Tsianina Joelson,	receives royalties, if any.
& Morgan Fairchild
			(3-A)	$6,000
After Sex	Brooke Shields,	Picture originally produced
	Virginia Madsen,	by a third party financier.
August 2000	D.B. Sweeney,	FMLY subsequently
	Dan Cortese,	acquired 100% ownership
Video/Cable	Maria Pitillo, &	from the financier and
	Johnathon Schaech	receives royalties, if any.
			(3-A)	$6,000
I'm Over Here Now	Andrew "Dice"	Picture produced
	Clay	by a third party financier.
March 2000		FMLY retains profit
participation, if any.
Pay-per-View/ Video		No profit participation
payments received to date.
			(3)	(3)

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Good Advice	Charlie Sheen,	Picture produced by FMLY
	Angie Harmon,	in conjunction with a third
December 2001	Denise Richards,	party. FMLY retains
	Rosanna Arquette,	primary ownership and
Video/Cable	& Jon Lovitz	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$60,000	(3)
Ticker	Tom Sizemore,	Produced by a third party
	Steven Seagal,	financier. FMLY provided
December 2001	Jamie Pressly, &	production services and
	Dennis Hopper	financing and received
Video/Cable		a fee and profit
participation, If any. No
profit participation to
received to date
			(3)	(3)
The Badge	Billy Bob Thornton,	Produced by a third party
(f/k/a Behind the Sun)	Patricia Arquette,	financier. FMLY provided
	& Seal Ward	production services and
September 2002		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include the
Executive Producers		negotiation of financing
and distribution of the
picture, and consulting
services during develop-
ment, during principal photo-
graphy, and during post
production (to ensure that,
On behalf of the financier
and distributor, that creative
and financial resources
		were fully utilized)	(3)	(3)

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Run for the Money	Christian Slater,	Produced by a third party
	Val Kilmer,	financier. FMLY provided
February 2002	Daryl Hannah,	production services and
	Bokeem Woodbine,	received a fee and
Video/Cable	& Vern Troyer	profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include following:
Producers		Negotiated for the acting
services of Val Kilmer,
Christian Slater and Daryl
Hannah; negotiated for the
financing and distribution
of the film and provided
consulting services during
development, during
principal photography,
and during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			(3)	(3)
Half Past Dead	Steven Seagal,	Produced by a third party
	Morris Chestnut,	financier. FMLY provided
November 2002	& Ja Rule	production services and
received a fee and profit
Theatrical		participation, if any. No profit
participation received to date.

Randall Emmett &		Production services prov-
George Furla		ided included negotiating
Executive Producers		for the services of Steven
		Segal for the picture	(3)	(3)
Narc	Ray Liotta,	Produced by a third party
	Jason Patric,	financier. FMLY provided
December 2002	& Busta Rhymes	production services and
financing and received
Theatrical		a fee and profit participation,
if any. No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		on the financing of the
of the picture.
			(3)	(3)

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
The Devil and	Alec Baldwin,	Produced by a third party
Daniel Webster	Anthony Hopkins,	financier. FMLY provided
	& Jennifer Love	production services and
March 2003	Hewitt	received a fee and
profit participation, if any.
Video/Cable		No profit participation
(Foreign Release)		received to date.

			$-	$-
All I Want	Elijah Wood,	Produced by a third party
(f/k/a Try Seventeen)	Franka Potente,	financier. FMLY provided
	& Mandy Moore	production services and
September 2003		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		consulting on the financing
of the picture.

			$-	$(3)
Out for a Kill	Steven Seagal	Produced by a third party
financier. FMLY provided
August 2003		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Belly of the Beast	Steven Seagal	Produced by a third party
financier. FMLY provided
December 2003		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-
Blind Horizon	Val Kilmer,	Produced by a third party
	Neve Campbell,	financier. FMLY provided
March 2005	Sam Shepard &	production services and
(Estimated Release)	Faye Dunaway	received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the acting
services of Val Kilmer,
negotiating for the financing
and distribution of the
picture and providing
consulting services during
development, during
principal photography and
during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Control	Ray Liotta, &	Produced by a third party
	William Dafoe	financier. FMLY provided
March 2005		production services and
(Estimated Release)		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based and negotiating
the acting services
agreement with Ray Liotta.
Also performed consulting
services during principal
photography and through-
out the post production
process to assist in getting
the picture completed on
time and within budget.
			$117,500	$-
Love Song for Bobby	John Travolta &	Produced by a third party
Long	Scarlett Johansson	financier. FMLY provided
production services and
December 2004		received a fee and
profit participation, if any.
Theatrical		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		in the negotiations for the
acting services of John
Travolta for the picture.
			$25,000	$-
The Amityville Horror	Ryan Reynolds, &	Produced by a third party
	Melissa George	financier. FMLY provided
April 2005		development services and
(Scheduled Release)		received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include negotiating
Co- Executive Producers		for the acquisition of the
rights in and to the picture
and subsequently
negotiated for their sale
to NuImage.
			$110,516	$500,000

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Edison	Morgan Freeman,	Produced by a third party
	Justin Timberlake,	financier. FMLY provided
December 2005	LL Cool J, &	production services and
(Estimated Release)	Kevin Spacey	received a fee and
profit participation, if any,
in the film.
Theatrical

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freeman, Justin Timberlake,
LL Cool J and Kevin
Spacey. Also provided
consulting services
during principal
photography and the post
production process.
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			$250,000	$-
Submerged	Steven Seagal	Produced by a third party
financier. FMLY provided
August 2005		development services and
(Estimated Release)		received a fee.

Video/Cable

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$300,000

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
The Tenants	Dylan McDermott,	Produced by a third party
	Snoop Doggy Dogg,	financier. FMLY provided
December 2005	& Peter Falk	production services and
(Estimated Release)		financing and received
a fee and profit
Theatrical		participation, if any, in
the film.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating the financing
of the picture and its
distribution by NuImage.
			$-	$12,000
Today You Die	Steven Seagal	Produced by a third party
financier. FMLY provided
December 2005		production services and
(Estimated Release)		received a fee and profit
participation, if any, in
Video/Cable		the film

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$200,000
Wonderland	Val Kilmer,	Produced by a third party
	Kate Bosworth,	financier. FMLY provided
October 2003	Lisa Kudrow,	development services and
	Josh Lucas &	received a fee.
Theatrical	Dylan Mcdermott

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		obtaining financing
and negotiating for the
distribution of the picture.
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Loverboy	Kyra Sdgwick,	Produced by a third party
	Kevin Bacon,	financier. FMLY provided
May 2005	Sandra Bullock,	development services and
	Matt Dillon,	received a fee.
Theatrical	Oliver Platt &
Marissa Tomei

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-
Shottas	Ky-Mani Marley,	Produced by a third party
	Spragga Benz,	financier. FMLY provided
December 2005	Wyclef Jean,	post-production services
(Estimated Release)	& Louie Rankin	and financing and will
receive a fee and profit
Video/Cable		participation, if any, in
the film.

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-
Black Widow	William Dafoe	Produced by a third party
aka The Widows		financier. FMLY provided
Lover		development services
and received a fee.
March 2006
(Estimated Release)

Theatrical

Randall Emmett &		Production services
George Furla		provided include obtaining
Executive Producers		financing, negotiating for
distribution of the picture,
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
Lonely Hearts	John Travolta,	Produced by a third party
	James Gandofini,	financier. FMLY provided
March 2006	& Salma Hayek	development services
(Estimated Release)		and received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include
Co-Executive Producers		negotiating an acting
services agreement for this
picture with John Travolta
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$100,000
Mercenary	Steven Seagal	Produced by a third party
financier. FMLY provided
April 2006		production services and
(Estimated Release)		and received a fee.

Video/Cable		2005

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
Note: We do not have a
contract on this project;
and are uncertain about
profit participation.
			$-	$300,000

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
16 Blocks	Bruce Willis	Produced by a third party
	Mos Def	financier. FMLY provided
May 2006		production services and
(Estimated Release)		and received a fee.
2005. Additionally, we
Theatrical		will receive a profit
participation, if any, in the
film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Bruce
Willis and the directing
services of Richard
Donner. Also provided
consulting services
during principal
photography and the post
production process.
			$-	$625,000
Borderland	Brian Presley	Picture produced by FMLY
	Jake Muxworthy	in conjunction with a third
April 2006	Rider Strong	party. FMLY retains
(Estimated Release)	Sean Astin	50% ownership and
Theatrical	Beto Cuevas	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005
The Wicker Man	Nicolas Cage	Produced by a third party
	Ellen Burstyn	financier. FMLY provided
April 2006	Leelee Sobieski	production services and
(Estimated Release)		will receive a producers
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit
participation, if any, in the
film. (This project is in
production with principal
photography having started
on July 28, 2005)
			$-	$-
Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Nicolas
Cage and the directing
services of Neil
La Bute Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005

The Contract	Morgan Freeman	Produced by a third party
	John Cusack	financier. FMLY provided
May 2006		production services and
(Estimated Release)		will receive a producers
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit participation
, if any, in the film (This project is
In production with principal
photography having started
on July 11, 2005)

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freemand and John
Cusack and the directing
services of Bruce
Beresford Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005

88 Minutes	Al Pacino	Produced by a third party
		financier. FMLY provided
September 2006		production services and
(Estimated Release)		will receive a producers
		fee in the first quarter of
Theatrical		2006. Additionally, we
		will receive a profit
		participation, if any, in the
		film. (This project is in
		production with principal
		photography having started
		on July 11, 2005)

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
		play upon which the picture
		was based as well as
		the acting services
		agreements of Al
		Pacino and the directing
		services of Jon
		Avnet. Also provided
		consulting services
		during principal
		photography and the post
		production process.
			$-	$-

Royalties and other revenue			105,440	281,534 281,534

Total			$745,435	$2,330,534 2,330,534

Revenue by Customer (5)
Nuimage/Millenium			$571,511	$2,278,000 2,278,000
Lions Gate Films			60,000	-
Regent Films			76,979	-
Other			36,945	52,534 52,534

			$745,435	$2,330,534 2,330,534

(1) The following is a chronological history of film projects that were developed, packaged and/or produced by
FMLY for third party financiers (unless otherwise noted) and for third party distributors and have been either produced, released or waiting to be released by third parties in fiscal years 2000 through 2004, and/or are scheduled for release in fiscal 2005

(2) Substantially all production, financing, and motion picture related services provided by FMLY are performed by Randall Emmett and George Furla, officers and significant stockholders of the Company. The primary functions/services performed by Messrs. Emmett and Furla are as follows:
a) Seek creative material, acquire rights and arrange for writing the screenplay
b) Negotiate talent for the project (I.e. development, actors, directors and writers) and assist with pre-production, post-production and packaging.
c) Negotiate distribution agreements, both domestic and foreign.
d) Arrange for the sale of film rights.

(3) This motion picture has been in release for greater than two years and FMLY does not expect it to yield significant additional revenue.

(3-A) This motion picture has been in release for greater than two years and is in its second cycle of distribution.
FMLY anticipates that additional revenues from new distribution agreements.

(4) There is no assurance that any motion picture that has not yet been released, will be released, that a change in the scheduled release dates of any such films will not occur, or that if such motion picture is released, that it will be successful. FMLY has various additional feature films under development and there can be no assurance that any project under development will be produced, or that if produced, that it will be released or successful.

(5) FMLY conducts business with a limited number of customers and loss of any one of those customers could have a negative impact on its results of operations.

News Releases

On October 5, 2005 FMLY confirmed that it would host its first-ever Investor Conference Call on October 6, 2005 at 1:15pm (Pacific). To participate in the conference call, interested individuals were instructed to dial (from the United States) 1 (800) 572-9850. Participants were informed that an operator would greet them and ask for the “Conference ID,” which is 999-42-10. Participants were also informed that they would be asked to identify themselves in advance for the “question and answer” portion of the Conference Call, which follows a brief presentation by President and Chief Executive Officer, George Furla, and Chief Financial Officer, Stanley Tepper.

On October 5, 2005 FMLY announced that it would host its first-ever Investor Conference Call on October 6, 2005 at 1:15pm (Pacific). President and Chief Executive Officer, George Furla, and Chief Financial Officer, Stanley Tepper will present the call. Following a brief statement by Messrs. Furla and Tepper, investors will then have an opportunity to ask questions. FMLY restated that the conference call dialing instructions. FMLY also stated that following the Investor Conference Call, FMLY would release a summary of the Conference Call for those unable to participate.

On September 27, 2005 FMLY announced that it would state its year-end results for fiscal year 2005 (Year ended June 30) on October 6, 2005 at 1:15pm (Pacific). Also on October 6, 2005, FMLY stated that it would host its first ever investor conference call. President and CEO, George Furla, and CFO, Stanley Tepper will present the conference call. Following a brief, investors will then have an opportunity to ask questions regarding FMLY and its upcoming projects. FMLY stated that participants would dial 1 (800) 572-9850 and request conference call ID number 9994210. FMLY had previously stated that an announcement of Year End results and the Investor Conference Call would be on an earlier date, but due to the additional requirements of Sarbanes-Oxley regulations, and FMLY's external auditors, who are located in Houston, Texas, were affected by hurricane Rita thus delaying the audit. The June 30, 2005 audit will be completed around September 30, 2005. Therefore, management has elected to postpone the announcement of Year End results for fiscal year 2005 as well as the Investor Conference Call.

On September 9, 2005 FMLY announced that it would state its year-end results for fiscal year 2005 (Year ended June 30) on September 28, 2005. Also on September 28, 2005, Family Room will host its first ever Investor Conference Call. Chief Executive Officer, George Furla, and Chief Financial Officer, Stanley Tepper will present the conference call. Following a brief statement by the Messrs. Furla and Tepper, Investors will then have an opportunity to ask questions regarding Family Room Entertainment and its upcoming projects. FMLY had previously stated that an announcement of Year End results and the Investor Conference Call would be on an earlier date, but due to the additional requirements of Sarbanes/Oxley regulations, management has elected to postpone the announcement of year-end results for fiscal year 2005 as well as the Investor Conference Call.

On July 19, 2005 FMLY announced in conjunction with a third party financier/distributor that Jon Avnet had signed on to direct “88 MINUTES,” based on Gary Scott Thompson’s original spec. Al Pacino will star in the picture 88 MINUTES, which focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live. In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row.

On July 6, 2005 FMLY announced that on September 22, 2005 it would announce the year-end results for fiscal year 2005 (Year ended June 30). Also on September 22, 2005, Family Room will host its first ever investor conference call. Chief Execute Officer, George Furla, and Chief Financial Officer, Stanley Tepper will present the conference call. Following a brief statement by the Messrs. Furla and Tepper, Investors will then have an opportunity to ask questions regarding Family Room Entertainment and its upcoming projects.

On June 28, 2005 FMLY announced that it had acquired the true-life story of “Rin Tin Tin” to produce as a feature length motion picture. FMLY had let a previous option on the “Rin Tin Tin ” property lapse, but elected to re-acquire the property and quickly move forward with production, which is slated to begin prior to the end of the calendar year. The original Rin Tin Tin puppy was saved from the remains of a bombed-out kennel during World War I. That little German Shepherd puppy grew up to become the star of 22 feature films and has been credited as one of Hollywood’s first true “stars.” The progeny of the original “Rinty,” as he was affectionately called sometimes, went on to star in numerous other movies and television series, making the 80 year span of the name, one of the longest running careers in Hollywood.

On June 15, 2005 FMLY announced in conjunction with a third party distributor and a third party financier that principal photography would begin on the new crime thriller “BORDERLAND” in and around Tijuana, Mexico. Based on true events, the film stars Brian Presley, Rider Strong, Jake Muxworthy, Martha Higareda, Roberto Sosa, Jose Maria Yazpik and Damian Alcazar. It is the story of three young men who end up on the wrong side of an ancient cult in Mexico.

On May 27, 2005 FMLY announced with a third party financier/distributor that they would remake of the 1985 George Romero classic zombie picture, “DAY OF THE DEAD.” The original picture, which was written and directed by George A. Romero, follows a group of scientists and military personnel living in an underground bunker while the world above them is over-run with zombies. Unfortunately for the scientists who have been doing gruesome experiments on the un-dead as well as the military personnel who have been falling victim to their “experiments,” the zombies have made their way into their protective bunker.

On May 13, 2005 FMLY announced that “MERCENARY”, starring Steven Seagal, had completed principal photography in Capetown South Africa.

On May 9, 2005 FMLY announced the status of several projects in development and/or slated for production in the near future. The following projects were stated to have scheduled start dates: (1) “LONELY HEARTS,” starring John Travolta, James Gandofini and Salma Hayek, began principal photography in Florida on March 24, 2005; (2) “MERCENARY,” starring Steven Seagal, began principal photography on April 11, 2005 in Capetown, South Africa; (3) ”16 BLOCKS,” starring Bruce Willis for director Richard Donner had begun principal photography; (4) “THE CONTRACT,” starring John Cusack and Academy Award winner Morgan Freeman with Academy Award Nominee Bruce Beresford directing, is set to begin principal photography on July 3, 2005; (5) “SATURDAY NIGHT SPECIAL” starring DMX was set to begin principal photography on July 5, 2005; and (6) “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute is set to begin principal photography on July 15, 2005.

On May 6, 2005 FMLY announced that principal photography had commenced on the Richard Donner directed “16 BLOCKS” which stars Bruce Willis and Mos Def. Based on a screenplay written by Richard Wenk, 16 BLOCKS follows Jack Mosley (BRUCE WILLIS) an aging cop assigned the mundane task of escorting a fast talking, wise-cracking young witness (MOS DEF) to the courthouse - sixteen city blocks away and the action-packed thrill-ride that takes place in those “sixteen blocks.”

On May 5, 2005 FMLY announced that it had reached an agreement in principal with Darryl J. Quarles to write two screenplays on a speculative basis. The pictures would be produced by FMLY’ Randall Emmett and George Furla in association with Quarles. Subject to cast, the pictures are slated for production in early 2006. Emmett and Furla are currently Executive Producing “LONELY HEARTS” starring John Travolta, James Gandolfini and Salma Hayek. Later this month, Emmett/Furla will commence principal photography on the Bruce Willis action-er, “16 BLOCKS” with Richard Donner (“LEATHAL WEAPON”&“MAVERICK”) directing. Quarles recently wrote “THE LOVE GOD” for Imagine Entertainment. Mary L. Aloe and Jeff Rice brought Quarles’ two pictures to Emmett/Furla Films. Aloe and Rice will also serve as Executive producers on the two pictures.

On April 14, 2005 FMLY announced the status of several projects in development and/or slated for production in the near future. The following projects were stated to have scheduled start dates: (1) “LONELY HEARTS,” starring John Travolta, James Gandofini and Salma Hayek, began principal photography in Florida on March 24, 2005; (2) “MERCENARY,” starring Steven Seagal, began principal photography on April 11, 2005 in Capetown, South Africa; (3) ”16 BLOCKS,” starring Bruce Willis for director Richard Donner was scheduled to begin principal photography on April 22, 2005; (4) “THE CONTRACT,” starring John Cusack and Academy Award winner Morgan Freeman with Academy Award Nominee Bruce Beresford directing, is set to begin principal photography on July 3, 2005; (5) “SATURDAY NIGHT SPECIAL” starring DMX is set to begin principal photography on July 5, 2005; and (6) “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute is set to begin principal photography on July 15, 2005. The following projects have completed principal photography and are currently in post-production: (1) “THE TENANTS,” starring Dylan McDermott and Snoop Doggy Dogg; (2) “TODAY YOU DIE” starring Steven Seagal; (3) “SUBMERGED,” starring Steven Seagal; and (4) “THE WIDOW’S LOVER,” starring Willem Dafoe. Due to then currently marketplace lack of interest in the project “RIN TIN TIN”, FMLY elected not to further pursue third party financing and distribution for the project.

On March 25, 2005 FMLY announced that they had acquired the rights to remake the 1980 horror classic, TERROR TRAIN and had signed Ryan Elsinger to write the screenplay. Emmett/Furla Films was also in negotiations with a third party financier to fund the production of the picture. The picture was slated to begin pre-production in late summer. The original picture, which was directed by Roger Spottiswoode and starred Jamie Lee Curtis, follows a group of college coeds being terrorized by a masked killer during a New Year's Masquerade on a chartered train.

On March 15, 2005 FMLY announced in conjunction with third party financiers that Bruce Willis had signed on to star in “16 BLOCKS” for director Richard Donner. The picture is scheduled to begin filming in Toronto and New York in late summer. Based on a screenplay written by Richard Wenk, 16 BLOCKS follows Jack Mosley (BRUCE WILLIS) an aging cop assigned the mundane task of escorting a fast talking, wise-cracking young witness to the courthouse - sixteen city blocks away and the action-packed thrill-ride that takes place in those “sixteen blocks.” FMLY also announced that the project “88 MINUTES” had been delayed pending a new start date.

On March 14, 2005 FMLY announced that it has executed an agreement with Platinum Disc Corporation to distribute the wholly owned motion picture titles “AFTER SEX” and “HELD FOR RANSOM” on Video and DVD within the United States. The announcement was a follow-up to the November 23, 2004 announcement from Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation, whereby it was stated that its wholly owned titles “AFTER SEX” and “HELD FOR RANSOM” had completed their first cycle of distribution within the United States and all rights (including the television and the home video/DVD rights) had become available for re-licensing. A third-party, Lantern Lane Entertainment represented the two titles on behalf of FMLY.

On March 4, 2005 FMLY announced in conjunction with third party financiers that Nicolas Cage has signed to star in “THE WICKER MAN” for writer/director Neil LaBute. The picture was scheduled to begin filming in Vancouver in mid-July. The suspense thriller by Neil LaBute is a remake of the 1973 UK cult classic. THE WICKER MAN follows the story of Sheriff Edward Malus (NICOLAS CAGE) as he investigates the disappearance of a young girl on a remote island off the coast of Maine. Things and people are not as they seem on the island and when Sheriff Malus discovers evidence of pagan rituals his hope of unraveling the girl’s disappearance become increasingly uncertain. FMLY also announced that the project “RIN TIN TIN” has been abandoned project due to lack of marketplace response.

On February 25, 2005, FMLY announced the status of several projects in development and/or slated for production in the near future. The following projects were announced to have scheduled start dates: (1) “LONELY HEARTS,” starring John Travolta and James Gandofini, which was set to begin principal photography on March 24, 2005; (2) “MERCENARY,” starring Steven Seagal, was set to begin filming on April 4, 2005; and (3) “THE CONTRACT,” starring John Cusack and Morgan Freeman with Academy Award Nominee Bruce Beresford directly, was set to begin principal photography on July 5, 2005. FMLY also announced that the following projects have completed principal photography and are currently in post-production: (1) “THE TENANTS,” starring Dylan McDermott and Snoop Doggy Dogg; (2) “TODAY YOU DIE” starring Steven Seagal; (3) “SUBMERGED,” starring Steven Seagal; and (4) “THE WIDOW’S LOVER,” (which was subsequently renamed “THE BLACK WIDOW”) starring Willem Dafoe. Family Room, through its various subsidiaries, is in active development in conjunction with third parties on the following projects: (1) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues; (2) “ROOM SERVICE,” based on the novel by Beverly Brandt and starring Jessica Simpson; and (3) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield.

On February 10, 2005 FMLY announced that in conjunction with Millennium Films, it has entered final negotiations with Morgan Freeman and John Cusack to star in the Millennium Films production “THE CONTRACT,” to be directed by two-time Academy Award Nominee Bruce Beresford (DRIVING MISS DAISY). The picture will be produced and financed under Emmett/Furla Films multi-picture producing and financing arrangement with Millennium Films, whereby Emmett/Furla Films develop properties and package creative elements in motion pictures to be produced and financed by Millennium Films.

On January 31, 2005 FMLY announced, in conjunction with Maverick Films and Integrated Films and Management, Emmett/Furla Films, a wholly owned subsidiary of Family Room Entertainment Corporation, the Company is in final negotiations to acquire in the rights to remake the 1980 horror classic, TERROR TRAIN. The original picture, which was directed by Roger Spottiswoode and starred Jamie Lee Curtis, follows a group of college coeds being terrorized by a masked killer during a New Year's Masquerade on a chartered train.

On January 12, 2004 FMLY announced in conjunction with Avi Lerner’s Millennium Films, that they have signed John Travolta to star in “LONELY HEARTS” for freshman writer/director Todd Robinson. Holly Weirsma will produce with Randall Emmett and George Furla of Emmett/Furla Films executive producing. Avi Lerner, John Thompson and Boaz Davidson will also executive produce. Millennium Films with finance and serve as the world-wide distributor of the Picture.

On December 14, 2004 FMLY announced that two-time Golden Globe Nominee Scarlett Johansson was nominated for her performance in “A LOVE SONG FOR BOBBY LONG.” This marks her third consecutive Golden Globe nomination for “Actress in a Leading Role.” A LOVE SONG FOR BOBBY LONG, which was co-executive produced by Randall Emmett and George Furla stars John Travolta and as well as Johansson. This project, which was filmed on location in New Orleans, was directed by Shaniee Gable and was produced by Bob Yari and Paul Miller. Lions Gate Films will distribute this picture that premieres in Los Angeles and New York on December 29, with a nationwide premier scheduled for January 21, 2005. As FMLY only received from the production of the picture a one-time fee designed to defray its costs associated with the Picture, the film’s success will not have an overall positive impact on FMLY’s bottom line. However, it is the opinion of Management that any recognition, such as the nomination Scarlett received this morning, is an important part of increasing the profile of Family Room Entertainment within Hollywood and the world entertainment communities.”

On December 9, 2004 FMLY announced that it had fully repaid its bank line of credit. The credit line had originally stood at $500,000; even so, on June 9, 2004 FMLY announced that it anticipated being pay off its line of credit by December 31, 2004 with a goal of strengthening our balance sheet. FMLY’s Management believes that repayment of its line of credit will have a positive impact in fiscal 2005.

On December 2, 2004 FMLY announced the commencement of principal photography on a Steven Seagal action picture, entitled “TODAY YOU DIE.” The Picture will be financed and produced by a third party, who will also handle the distribution of the Picture. FMLY, who provided production related services, will receive a fee for those services as well as a participation in the Net Profits of the Picture.

On November 23, 2004 FMLY announced that two of its wholly owned motion picture copyrights, “AFTER SEX” and “HELD FOR RANSOM”, had completed their “first cycle” of distribution within the United States and that all rights (including the television and the home video/DVD rights) are now available to us for re-licensing. Within the entertainment industry, distribution cycles are described (i.e. “first cycle,”“second cycle,” etcetera) in terms of the number of times the actual copyright and the exploitation rights are “cycled” through a particular distribution territory or medium, without regard to how many times the underlying motion picture copyright in question changes hands. With respect to the FMLY titles “After Sex” and “Held for Ransom,” those copyrights were exploited through their “first cycle” of distribution by their previous owner, who had no revenue sharing agreement in place with FMLY. Once the contracts executed by the previous owner had lapsed, FMLY, who had subsequently become the owner of the copyrights in question during the “first cycle,” became free to exploit the “second cycle” of distribution which is currently being negotiated.

On November 18, 2004 FMLY announced that principal photography on the motion picture THE TENANTS starring Dylan McDermott and Snoop Dogg had been completed by a third party production entity.

On November 17, 2004 FMLY announced that it had received funding from institutional and accredited investors with net proceeds to FMLY of $1,744,290. FMLY will use the proceeds of this financing to fund: (a) public relations and publicity efforts; (b) various motion picture development and production activities, including, but not limited to, the acquisition of and the development of literary properties (screenplays, books and other underlying rights), fund the production of small independent motion picture projects; and (c) working capital to support the Company’s planned growth.

On November 17, 2004 FMLY announced that revenues for the first quarter of Fiscal Year 2005, increased by 731% over the same quarter of 2004. Revenues for the first quarter of 2005 totaled $975,557, up from $133,500 for first quarter 2004. Additionally, FMLY’s improved first quarter revenues represent an increase of 1409% over fourth quarter of Fiscal Year 2004, with had revenues of only $69,233. The first quarter of Fiscal 2005 marks the first time in FMLY’s history that it has reported net income. Net income was $44,719 for the first quarter 2005, compared to a Net Loss of ($549,891) for the same period of Fiscal 2004.

On November 1, 2004 FMLY announced that it was in final negotiations to acquire rights to the original motion picture screenplay “SATURDAY NIGHT SPECIAL,” as well as contract with creative talent for the Picture. The screenplay being acquired by FMLY’s wholly owned subsidiary, EFF Independent, Inc, (“EFFI”) was written by Corey Azevado. EFFI is also in final negotiations with Martin Weisz, a highly lauded commercial and music video director, who will make feature film bow as director. "SATURDAY NIGHT SPECIAL" is the story of a vigilante who is out to take down a gang of notorious crime bosses and nefarious thugs. The Picture is scheduled to begin filming early next year.

On October 19,2004, FMLY announced that it had come to agreement in principal with a third party for said third party to provide equity to fund the production budget of a new motion picture project entitled "THE TENANTS." The picture stars Snoop Doggy Dogg and Dylan McDermott. THE TENANTS screenplay is based on the critically acclaimed novel of the same name by Bernard Malamud. Danny Green, who is directing the picture, and David Diamond wrote the screenplay.

On October 15, 2004, FMLY announced that it had brokered an agreement for a third party to finance and produce an additional picture starring Steven Seagal, “Today You Die” (formerly known as "Heraphant,"). The Picture, which is slated to begin production on January 5, 2005, will be produced and financed by a third party entity. FMLY also announced that "Submerged," also starring Steven Seagal, has wrapped production in Eastern Europe, and is now in post-production. "Today You Die" will be produced by Randall Emmett, George Furla, Les Weldon, Danny Lerner and Steven Seagal. The script is based on a story by Danny Lerner. "Today Your Die" is slated to begin filming prior to, the Steven Seagal star-er, "Mercenary," which is slated to begin filming on March 1, 2005 in South Africa.

On September 29, 2004, FMLY gave a status report on projects that are in development and/or slated for production in fiscal year 2005. The following projects are in active production or are slated to be in active production for a third party production entity during the calendar year 2004: “SUBMERGED,” starring Steven Seagal; “THE AMITYVILLE HORROR;”“MERCENARY,” also starring Steven Seagal; and “88 MINUTES”. FMLY, through various subsidiaries, was in active development on the following projects: “THE CONTRACT” for two-time Academy Award nominee, Bruce Beresford, to direct; “MICRONAUTS,” based on the 1970s and 80s toy line and in the subject of almost 200 Marvel Comics issues; “ROOM SERVICE,” based on the novel by Beverly Brandt; and “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield.

On September 22, 2004, FMLY announced that it had negotiated an agreement for a third party financier to hire Barry Schindel (TV’s LAW & ORDER) to perform a re-write of the “88 MINUTES” Screenplay. James Foley (CONFIDENCE) will direct the picture from a screenplay originally written by Gary Scott Thompson (THE FAST AND THE FURIOUS and TV’s LAS VEGAS). 88 MINUTES focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live. In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row.

On September 13, 2004, FMLY announced that it had acquired the rights to the true-life story of “Rin Tin Tin” for development as a feature length motion picture. The original Rin Tin Tin puppy was saved from the remains of a bombed-out kennel during World War I. That little German Shepard puppy grew up to become the star of 22 feature films and has been credited as one of Hollywood’s first true “stars.” The progeny of the original “Rinty,” as he was affectionately called sometimes, went on to star in numerous other movies and television series, making the 80 year span of the Rin Tin Tin name, one of the longest running careers in Hollywood.

On August 19, 2004, FMLY announced that Emmett/Furla Films was heating up the indie film market with a current slate of productions budgeted in excess of $25 million and produced as part of their long-standing relationship with Avi Lerner’s Millennium Films as part of their multi-picture arrangement: the first of which is the currently in post-production pic, “EDISON,” which stars Justin Timberlake, Morgan Freeman, LL Cool J, and Kevin Spacey for freshman writer/director David Burke; and “88 MINUTES;”; and, finally, “THE CONTRACT,” which will be directed by Bruce Beresford and is currently out to a short list of A-list stars. Our management also announced that they have acquired three new properties for development as feature films: “LOVE AND HATE” by Roderick Taylor and Bruce Taylor, which had undergone a rewrite by Steven Rowley; “UNDERGROUND” by Stuart Hazeldine; and “ALTITUDE RUSH” by Matt Reilly. LOVE AND HATE is the story a South Florida cop who is haunted by her childhood best friend, who has seemingly come back from the dead to reap her revenge. ALTITUDE RUSH is the story of a band of friends who, in order to thwart a plot to blackmail the President of the United States, must travel from the Empire State Building to the United Nations—and never drop below an altitude of ten feet or they will set off a devastating bomb. UNDERGROUND is the story of a former soldier who, while in London visiting his girlfriend, must save his fellow passengers and keep terrorists from flooding the entire London Underground.

On August 10, 2004, FMLY announced that that “LOVE SONG FOR BOBBY LONG” had been accepted to premiere at this years Venice Film Festival. LOVE SONG FOR BOBBY LONG, which was co-executive produced by Emmett/Furla Film’s Randall Emmett and George Furla stars John Travolta and two-time Golden Globe nominee Scarlett Johansson, who won last year at Venice for her performance in “LOST IN TRANSLATION.” LOVE SONG FOR BOBBY LONG, which was filmed on location in New Orleans, was directed by Shaniee Gable and was produced by Bob Yari and Paul Miller. The Picture will be distributed by Screen Gems. As FMLY only received from the production of the picture a one-time fee designed to defray its costs associated with said Picture, the film will not have an overall positive impact on FMLY’s bottom line. However, it is the opinion of Management that any recognition, such as the selection to premiere at such a prestigious festival as the Venice Film Festival, is an important part of increasing the profile of Family Room Entertainment within Hollywood and the world entertainment communities.”

On July 27, 2004, FMLY gave a status report on projects that are in development and/or slated for production in calendar year 2004. The following projects are slated for production by a third party production entity in 2004; (1) “SUBMERGED,” starring Steven Seagal, is scheduled to begin filming August 1st; (2) “THE AMITYVILLE HORROR” is scheduled to begin filming on August 2nd; (3) “MERCENARY,” which stars Steven Seagal, was scheduled to begin filming on October 15th; (4) “88 MINUTES” was scheduled to begin filming in January of 2005. Family Room, through its various subsidiaries, is in active development on the following projects: (1) Emmett/Furla Films is in final negotiations with two-time Academy Award nominee, Bruce Beresford, to direct “THE CONTRACT”; (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured as the subject of almost 200 Marvel Comics issues; (3) “ABOMINABLE SNOWMAN;” (4) “ROOM SERVICE,” based on the novel by Beverly Brandt; and (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is final stages legal clearance. Family Room, through its various subsidiaries, has acquired the following new properties: (1) “Love and Hate” by Roderick Taylor and Bruce Taylor, is the story of an insane woman seeking retribution against her childhood friend; and (2) “Untraceable” by Robert Fyvolent and Mark Brinker, is the story of a FBI agent who must track down a serial killer who is using the internet to trap and kill his victims. The following project was recently completed: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production.

On July 21, 2004 FMLY announced that FMLY expected to be profitable for the first quarter of Fiscal 2005. Based on the income to be derived from AMITYVILLE and SUBMERGED, which are both scheduled to begin filming on August 2, 2004, Family Room anticipates being not only cash-flow positive, but to also be able to show a profit on the financial statements for the first quarter of fiscal 2005. AMITYVILLE is scheduled to begin production for MGM and Miramax on August 2, which will trigger the payment due to Family Room. SUBMERGED is slated to begin filming on August 2nd in Sofia, Bulgaria. SUBMERGED will star Steven Seagal.

On July 20, 2004 FMLY announced that FMLY anticipated being dept free sooner than projected. FMLY had originally planned to have all corporate debt paid off and removed from the corporate balance sheet by December 31, 2004. However, in light of the income that is projected for the first quarter of Fiscal 2005, Family Room anticipates being able pay off all corporate debt, thereby strengthening the balance sheet considerably. In light of the number of films slated to go into production during fiscal 2005, the management at Family Room feels the elimination of all corporate debt will reduce expenses and allow the company to turn profitable as soon as possible. The announcement is based, in part, on the income from two forthcoming projects AMITYVILLE and SUBMERGED. AMITYVILLE is slated to begin filming on August 2, 2004, which will trigger payment to Emmett/Furla Films (Emmett/Furla Films has already been guaranteed this payment by means of being “pay-or-play”). SUBMERGED is also scheduled to begin principal photography on August 2, 2004 and thus, payment will also begin in connection with this project.

On July 12, 2004, FMLY announced that the feature film “EDISON” is in the editing phase of post production. Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J star in the picture. Additional cast members are: Piper Perabo, who will play Timberlake’s love interest, and Dylan McDermott, who will take villainous turn as the corrupt cop “Lazerov,” and Cary Elwes who will play the district attorney in the fictional city of “Edison.” EDISON is the story of an elite unit of cops caught in a maelstrom of corruption by a young journalist [Timberlake] who quickly finds himself in over his head. To find the truth and to save the lives of those around him, he must make an uneasy alliance with a burnt-out reporter [Freeman] and the DA’s ace investigator [Spacey]. David Burke, a prolific writer/producer/director for television, will be making his feature film début. Burke began his career as a writer on Michael Mann’s CRIME STORY for CBS. He received an Emmy and a Golden Globe nomination for his work on CBS’ WISEGUY, for which he was Executive Producer as well as a writer and director. Most recently, Burke executive produced NBC’s LAW & ORDER: SVU.

On July 8, 2004, FMLY gave a status report on projects that are in development and/or slated for production with third party entities in 2004. The following projects are slated for production with third party entities in 2004: (1) “SUBMERGED,” starring Steven Seagal, is scheduled to begin filming August 1st (2) “MERCENARY,” which stars Steven Seagal, was scheduled to begin filming on October 15th; and (3) “88 MINUTES,” which was scheduled to begin filming on October 15th. In addition, Emmett/Furla Films has become pay-or-play on “AMITYVILLE,” which means it will be paid no later than October 31st. Family Room, through its various subsidiaries, is in active development on the following projects: (1) “THE CONTRACT,” which Emmett/Furla Films has negotiated on behalf of a third party financier with two-time Academy Award Nominee, Bruce Beresford to direct; (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and was the subject of almost 200 Marvel Comics issues; and (3) “ABOMINABLE SNOWMAN;” (4) “ROOM SERVICE,” based on the novel by Beverly Brandt; and (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is final stages legal clearance. The following project recently completed principal photography: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production.

On June 25, 2004, FMLY announced that pre-production was scheduled to commence for a third party financier on the motion picture project “SUBMERGED” starring STEVEN SEAGAL on July 1st. Anthony Hickox will direct the Picture.

On June 17, 2004, FMLY announced that the following projects had completed principal photography for a third party production entity: (1) “EDISON,” which stars Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J, along with the recent additions of Piper Perabo, Dylan McDermott and Cary Elwes, has completed principal photography and is currently in post-production. (2) “CONTROL,” starring Ray Liotta, Wilem Dafoe and Michelle Rodriguez, is currently in post-production. The following projects were slated for production by a third party production entity in 2004 (1) “SUBMERGED,” starring Steven Seagal, was scheduled to begin filming August 1st; (2) “MERCENARY,” starring Steven Seagal, was scheduled to begin filming on October 15th ; and (3) “88 MINUTES” was scheduled to begin filming in September 15th. In addition, Emmett/Furla Films has become pay-or-play on “AMITYVILLE,” which means it will be paid no later than October 31st. Family Room, through its various subsidiaries, is in active development on the following projects: (1) Emmett/Furla Films, on behalf of a third party financier, was in final negotiations with two-time Academy Award nominee, Bruce Beresford, to direct “THE CONTRACT;” (2) “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues, is in active development; (3) “ABOMINABLE SNOWMAN” is in active development; (4) “ROOM SERVICE,” based on the novel by Beverly Brandt, is in active development; (5) “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield, is awaiting legal clearance. Emmett/Furla Films has chosen abandon motion picture entitled WINNERS.”

On June 9, 2004 FMLY announced that FMLY had completed several steps towards reducing all long term debt. At that time, all of Family Room’s promissory notes had been paid in full. Additionally, Family Room has reduced its debt contracted through its line of credit with its banking facility to One Hundred Eighty Thousand Dollars ($180,000) from a high of Five Hundred Thousand Dollars ($500,000). The One Hundred Eighty Thousand Dollars represents the total outstanding debt on Family Room’s balance sheet. Family Room intends to reduce the outstanding balance of its line of credit with the banking facility to zero by the end of this calendar year.

On May 26, 2004, FMLY announced that its wholly owned subsidiary, Emmett/Furla Films, was currently in active negotiations with high profile talent to star in the motion picture project "PAST TENSE." The project was slated to begin filming with a third party production entity later this summer. "PAST TENSE" is the story of a young cop specializing in Asian gangs who must aid an older more experienced cop in bringing a Hong Kong gang leader to justice.

On May 13, 2004, FMLY, in conjunction with Avi Lerner's Millennium Films, announced that the two companies had teamed up to produce 88 MINUTES with AL PACINO set to star in the Picture. James Foley (CONFIDENCE) will direct the picture from a screenplay by Gary Scott Thompson (THE FAST AND THE FURIOUS and TV's LAS VEGAS). 88 MINUTES focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live. In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row. Production is scheduled to commence in August in Vancouver with a budget of under $30 million. This marks the second picture announced under production, finance and distribution arrangement recently announced by Millennium and Emmett/Furla Films, whereby Millennium Films provides production funding and resources for motion picture projects developed by FMLY’s various subsidiary companies

On April 21, 2004, FMLY announced that FMLY had acquired the rights to the motion picture screenplay "The Contract" written by Stephen Katz (TV's "LA Law") and John Darrouzet. Following quickly on our announcement that Emmett/Furla Films has re-upped its non-exclusive financing and international distribution arrangement with Millennium Films, whereby Millennium Films provides production funding and resources for motion picture projects developed by FMLY’s various subsidiary companies, for an additional ten pictures, "The Contract" marks the first picture in this new slate of pictures. "The Contract" is a high-concept action-thriller that follows a father who tries to redeem himself in the eyes of his son, while trying to bring a world-class assassin to justice. All the while, he must protect his son and evade the assassin's team who are methodically hunting them down in the wilderness.

On April 1, 2004, FMLY announced that its wholly owned subsidiary, Emmett/Furla Films has acquired the rights to "Pop Princess," a novel by Rachel Cohn. "Pop Princess" is the story of a fifteen-year-old small-town girl, Wonder Blake, who gets the once-in-a-lifetime chance to pursue the dream of becoming a "pop star." That dream, however, is the dream of her recently deceased sister -- the loss of whom is still felt by her family. As Wonder pursues becoming a pop star and climbs the ladder to success, she finds herself further from her family and further from life as a normal teenager. In the end, Wonder must choose whether it is fame and fortune she wants or friends and family.

On March 24, 2004, FMLY announced that its wholly owned subsidiary, Emmett/Furla Films, is currently in active negotiations to acquire the true-life story of "Rin Tin Tin" to produce as a feature length motion picture. The actual Rin Tin Tin, who along with his heirs starred in numerous movies and television series, was actually found and rescued along the German warfront during World War I.

On March 23, 2004, FMLY announced that its wholly owned subsidiary, Emmett/Furla Films, had acquired rights to a new screenplay and is in final negotiations to adapt a non-fiction novel for a feature film. The first project acquired was "THE CONTRACT," a screenplay by Stephen Katz & John Darrouzet. "THE CONTRACT" is the story of a father who tries to redeem himself when he and his son try to bring a world-class assassin who has been captured by the U.S. Marshals to justice after the assassin's team kills all of the Marshals escorting him. Emmett/Furla Films is in final negotiations to acquire rights to "THE WAY WE PLAYED THE GAME" by John Armstrong. "THE WAY WE PLAYED THE GAME" is the story of a high school football team in Benton Harbor, Michigan that must learn to overcome tremendous obstacles on its way to the 1903 State Championship.

On March 18, 2004, FMLY announced that filming on the feature film "EDISON," based on the screenplay by writer/director David Burke, had commenced on March 13, 2004. Morgan Freeman, Kevin Spacey, Justin Timberlake and LL Cool J star in the picture. Recent additions to the cast are: Piper Perabo, who will play Timberlake's love interest, and Dylan McDermott, who will take a villainous turn as the corrupt cop "Lazerov," and Cary Elwes who will play the district attorney in the fictional city of "Edison." "EDISON" is the story of an elite unit of cops caught in a maelstrom of corruption by a young journalist (Timberlake) who quickly finds himself in over his head. To find the truth and to save the lives of those around him, he must make an uneasy alliance with a burnt-out reporter (Freeman) and the DA's ace investigator (Spacey). David Burke, a prolific writer/producer/director for television, will be making his feature film debut. Burke began his career as a writer on Michael Mann's "CRIME STORY" for CBS. He received an Emmy and a Golden Globe nomination for his work on CBS' "WISEGUY," for which he was Executive Producer as well as a writer and director. Most recently, Burke executive produced NBC's "LAW & ORDER: SVU."

On Nov. 3, 2003, FMLY announced that the Miramax Films subsidiary Dimension Films had acquired all rights from Barstu Productions, Integrated Films and Management, Emmett/Furla Films and Distributor Nu Image Films to create, produce and distribute a feature film which will be a modern horror story set in the infamous town of Amityville. In a release from Dimension Films on October 30, 2003, the studio stated: ``Dimension Films, the studio that brought you the 'Scream' & 'Halloween' franchises has acquired the rights to George Lutz's life and events, it was announced today by Dimension Films Co-Chairman Bob Weinstein (sic). Dimension's film will focus on events outside of the scope of the original book and film. Dimension acquired the rights from Nu Image. Avi Lerner, Trevor Short and John Thompson negotiated on behalf of Nu Image. The rights to Lutz's story were assembled by Paul Mason, Steve Whitney, Randall Emmett, George Furla and Dan Farrands who, together with George Lutz, assigned the rights to Nu Image for the development of a motion picture.''

On Oct. 28, 2003, FMLY announced that FMLY had completed negotiations with international action star Steven Seagal to top-line an additional picture for them in March of 2004.

On August 4, 2003, FMLY announced, in the interest of Regulation D fair disclosure practices, that FMLY had closed a deal with Barstu Productions and Integrated Films and Management to create and produce a feature film which will re-envision one of Hollywood's classic horror films and a current cult favorite, The Amityville Horror. The new project by Emmett/Furla, Barstu and Integrated will be a modern look at the myth of the Amityville Horror as told in the novel by Jay Anson on which the original 1979 movie, released by MGM, was based. When released by MGM in the United States in July of 1979, the original picture went on to a cumulative U.S. box office of over $86,000,000 (IMDB.com), a "blockbuster" by many standards.

On July 25, 2003, FMLY announced that it had signed Hollywood artist Crash McCreery to create "The Abominable Snowman." The motion picture "The Abominable Snowman" will be produced Randall Emmett and George Furla with Ilya Salkind ("Superman" I, II and III).

Employees

As of June 30, 2005, FMLY had 7 full-time employees, of whom 5 were engaged in development, production and distribution of theatrical based motion pictures. None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2. Properties
FMLY leases approximately 2,602 square feet at 8530 Wilshire Blvd Suite 420 Beverly Hills, California.  The lease is a two year lease with a one year extension with monthly payments of $6,054.

ITEM 3. Legal Proceedings

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835, 000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intend to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. The Company believes that it is unlikely that the plaintiffs will prevail in this litigation, however there is no guarantee of a favorable outcome.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

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

	HIGH	LOW
	BID	BID

Fiscal 2003
September 30, 2002	$0.54	$0.35
December 31, 2002	$0.50	$0.23
March 31, 2003	$0.27	$0.07
June 30, 2003	$0.18	$0.09

Fiscal 2004
September 30, 2003	$0.18	$0.09
December 31, 2003	$0.11	$0.09
March 31, 2004	$0.15	$0.09
June 30, 2004	$0.12	$0.09

Fiscal 2005
September 30, 2004	$0.09	$0.06
December 31, 2004	$0.09	$0.07
March 31, 2005	$0.09	$0.07
June 30, 2005

Fiscal 2006
September 30, 2005	$.05	$.03

To date, the FMLY has not declared or paid dividends on its common stock.

As of August 31, 2005, there were approximately 1,109 shareholders of record and 89,537,254 shares issued and outstanding of the FMLY’s Common Stock.

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

On November 17, 2004, FMLY entered into a Subscription Agreement $2,000,000,whereby we issued convertible debentures, 4% interest, to the following: 1) $700,000 to Longview Equity fund, LP, 2) $350,000 Longview Fund, LP, 3) $300,000 to Longview International Equity fund, LP, 4) $350,000 to Alpha Capital Aktiengesellschaft, 5) $100,000 to Camden International, and 6) $200,000 to Standard Resources Limited. FMLY is to retire the debt by making monthly payments to the note holders in the amount of one-twentieth (1/20th) of the initial amount of the notes starting 120 days after closing. If the market price of the stock is above $0.15, the note holders must accept their monthly payment in FMLY common stock. If FMLY chooses to make its payment in stock, the conversion rate is equal to eighty percent (80%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date. These securities were issued in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that Longview Equity fund, LP, Longview Fund, LP, Longview International Equity fund, LP, Alpha Capital Aktiengesellschaft, Camden International, and Standard Resources Limited. are sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

FMLY issued in conjunction with the above convertible debentures are Class A warrants to purchase 6,666,667 shares of common stock and Class B warrants to purchase 16,666,667 shares of common stock, both with at an exercise price of $15 per share. These securities were issued in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Transfer Agent and Registrar

FMLY’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. Managements Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-002 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2005.

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

Revenue Recognition

1.	We recognize revenue from the development, production, and production services earned under the criteria established by SOP 00-2 as follows:

2.
Producers Fees - Producer fees are recognized upon receipt of the fees and delivery of the related services. If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

3.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

4.
Producer Development and Production Service Fees - As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

Film Costs

Film costs include costs to 1) acquire rights or films, 2) project development (the process whereby underlying material, such as a book, manuscript or screenplay, are made ready for production into a motion picture by creating a finished screenplay which takes in to account the desires of the creative elements as well as the constraints of the budget and production schedule), 3) project packaging (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or 4) produce feature motion pictures.

Production costs mainly consist of acquisition costs, salaries, equipment, and overhead. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMLY begins to derive producer fees. FMLY’s primary source of revenue is motion picture production fees. Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bears to the anticipated total gross revenues for that film. Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the years ended June 30, 2005 and 2004, FMLY incurred general operating costs of $57,199 and $43,128 respectively.

Participation Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual-film-forecast-computation to arrive at current period participation cost expense. Participation costs are determined using assumptions that are consistent with FMLY’s estimates of film costs, exploitation costs, and ultimate revenue. If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs. To the extent that an excess liability exceeds unamortized film costs for a film, it is credited to income. Participation costs are not currently a factor on any of FMLY’s film projects.

Plan of Operation

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $30+ million range.

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

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement.

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in various film projects. On June 27, 2005 we received $500,000 from Scorched Earth to invest tin the Borderland USA project. The agreements executed by these investors call for each investor to receive: (a) a 7% one time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will participation in the net profits of the picture on a proportional basis to their investment.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA. This agreement calls for Freedom Films to get a proportional share of net profits generated by the movie.

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

RESULTS OF OPERATIONS

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004

During the year ended June 30, 2005 FMLY generated revenue of $2,330,534 as compared to $745,435 for the year ended June 30, 2004 for an increase of $1,585,099. The increase in revenues was mainly attributed to an increase in producer fees in film revenues plus the normal fluctuations in film revenues from period to period. $2,037,000 of FMLY’s film revenue in 2005 was derived from producer film projects in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets. The remaining fiscal 2005 revenue of was generated from production services and royalties of $293,534.

FMLY’s operating costs for the year ended June 30, 2005 were $1,669,809 as compared to $1,131,338 for the year ended June 30, 2004, an increase of $538,471. The increase is a result of these costs were mainly consists of film amortization and write off of film costs plus distribution fees of $2,500. .

FMLY’s gross margin for fiscal year 2005 was $660,725 as compared to ($385,903) for fiscal year 2004 for an increase of $1,046,628. The increase in our gross profit was directly attributable to the fluctuations in film revenues and film amortization.

FMLY’s selling, general administrative expenses for fiscal year 2005 was $1,371,740 as compared to $3,115,367 for fiscal 2004, for a decrease of $1,743,627. The decrease was attributable to a reduction in business consulting expenses of $2,235,754 offset by increases in: 1) salaries and wages of $35,583; 2) professional fees of $139,297; 3) copy services of $10,255; 4) automobile expenses of $10,156; 5) film festive expenses of $80,754; 6) travel and entertainment of $22,981; 7) intern recruiting of $18,775; 8) franchise tax of $18,209; 9) promotion expenses of

$14,071; 10) business insurance of $18,478; 11) telephone expenses of $8,325; 12) copy costs of $11,514; and miscellaneous items amounting to $121,729.

Interest Expense for the fiscal year ending June 30, 2005 was 323,427 compared to $831,117 for the same period prior year for a decrease of $507,690. Interest expense was extremely high in the prior year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense

Liquidity and Capital Resources for the Year Ended June 30, 2004:

Net cash used in operating activities in fiscal 2005 amounted to $3,423,757 as compared to $1,102,743 for fiscal 2004. The use of cash for fiscal year 2005 is mainly attributable to a net loss of $1,028,677 plus the following: 1) additions to film costs of $4,253,120, 2) a decrease in accounts receivable of $247,206 and 3) a decrease in prepaid expenses and other assets of $44,761 offset by increases in the following 1) stock base payments of $120,000, 2) film amortization write offs of $1,669,809, 3) depreciation of $27,013, 4) amortization of debt costs $207,107, and 5) accounts payable and accrued liabilities of $56,079.

Net cash used in investing activities for fiscal year 2005 amounted to 2,588,940. The cash use was comprised of : 1) $44,595 for purchases of computers and office furniture, as compared to $18,531 for purchases of computers and office furniture in fiscal year 2004 and; 2)a $2,544,345 use of funds for an increase in restricted cash.

Financing activities provided net cash of $6,459,718 in fiscal 2005 compared with financing activities used net cash of $1,316,711 in fiscal year 2003 for an increase of $5,176,645. The increase in fiscal 2005 was attributable mainly to an increase of proceeds for the issuance of securities of $2,000,000 and advances by third parties for projects under development of $4,929,719 offset by payment of debt issuance costs of $289,348 and payments on notes payable of $180,653.

There is no expected or planned sale of significant equipment by FMLY. FMLY’s work force is expected to remain at the same level over the next twelve months.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At June 30, 2005 FMLY had outstanding commitments of approximately $250,000.

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

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of notes payable (including the convertible notes) at June 30, 2005:

Year Ended
June 30,		Amount

2005		$ -
2006		-
2007	November 2006 - Convertible Notes Due	2,000,000

$2,000,000

Accounts payable and accrued liabilities at June 30, 2005 and June 30, 2004:
	March 31,	June 30,
	2005	2004

Accounts payable	$ 88,098	$ 61,493
Accrued film costs	-	81,400
Accrued interest payable	109,875	-

	$ 198,603	$ 142,893

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year:

Year Ended
June 30,	Amount

2005	$ 74,074
2006	44,077

$ 118,151

Fixed recurring monthly average Selling General and Administrative expenses are expected to be as follows:

2006
Estimate

Salaries, consultants and benefits	$ 40,500
Rent	6,054
Parking	1,520
Equipment rental	4,000
Telephone and communications	1,890
Directors, officers and corporate insurance	5,400
Accounting and auditing	5,000

$ 64,364

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to June 2005 is approximately $111,000 (includes the above fixed cost estimate of $64,364) a month for a twelve total of $1,332,000. The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $1,750,000. We are unable to estimating beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,744,290 pursuant to a subscription agreement. The terms of the notes provide that FMLY make monthly cash payments of 1/20th of the original note. The terms also provide that the investor may request FMLY to convert the monthly payment amount into common shares at a fixed $.15 per share price. If FMLY elects to pay in stock in lieu of cash, the payment would be applied at a conversion rate equal to eighty percent (80%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date.

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in the following film projects.

$950,000.00	General Fund
$1,300,000.00	Tenant
$1,799,719.00	Borderland
$250,000.00	Wickerman
$130,000.00	Room Service

$4,429,719.00	Salinas

For the Tenant movie project, the investor is to recoup the investment within four months following the delivery of the Picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.

For the Borderland movie project, in proportion to their actually investment in the negative costs of the Picture, investors will receive: (a) a 7% one time finance fee from the proceeds of the picture and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will participation in the net profits of the picture on a proportional basis to their investment.

In addition, Tau Entertainment (Elisa Salinas) invested funds in two additional projects, the first (1) being Wickerman, whereby Tau invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture, and the second (2) being Room Service whereby they invested $130,000 in the development of the Picture for which they will be re-paid if and when the picture is fully financed (by a third party) and produced, if ever.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

On June 27, 2005 we received $500,000 from Scorched Earth to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one time finance fee and (b) 8% annual interest on their investment. Investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Subsequent Events:

Stock Issuances:

On August 4, 2005, FMLY issued 250,000 shares of common stock to Rosie Charbonneau for consulting services. The stock is valued at $0.047 per share. These shares were registered via Form S-8 on September 3, 2004, file number 333-118788.

On September 12, 2005, FMLY issued 1,645,100 shares of common stock to Standard Resources Limited for conversion of debt valued at $.0257 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On September 12, 2005, FMLY issued 3,000,000 shares of common stock to Camden International, Ltd. for conversion of debt valued at $.0257 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On September 12, 2005, FMLY issued 3,543,017 shares of common stock to the Longview Fund LP for conversion of debt valued at $.0257 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On September 26, 2005, FMLY issued 964,384 shares of common stock to Alpha Capital AG for conversion of debt valued at $.0245 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

New Subsidiaries:

In June, 2005, two new entities were created EFF Features LLC (EFFFL) and EFF Partners LLC (EFFPL) to engage in the filmed entertainment industry. More specifically to invest in development and/or production film projects from time to time. Family Room Entertainment Corporation (FMLY) is the Managing Member of both entities and will receive a 2% annual management fee. At June 30, 2005 both were inactive at June 30, 2005.

In July, 2005 EFFPL had a new member whom contributed $300,000. EFFPL will share in the net profits of film projects invested therein on a 50/50 basis with FMLY. The first projects that EFFPL has invested in are 1) $75,000 into the Rin Tin Tin film project and 2) $190,000 into the White Air film project, which is currently in production.

ITEM 7. Financial Statements
The report of our independent auditors and our financial statements are set forth in this report beginning on Page
F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not Applicable

ITEM 8A. Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ended June 30, 2005, covered by this annual report (the “Evaluation Date”), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting: During our fourth quarter of fiscal 2005 there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 8B.

None

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMLY

Name     Age   Executive Position Held

George Furla    44   Co-Chairman, Chief Executive
Officer and President
Randall Emmett    34   Co-Chairman, Chief Operating
Officer and Assistant Secretary
Stanley Tepper     61   Chief Financial Officer

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

To the best of FMLY’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2005, all

42

Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 21, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by FMLY for services rendered during the fiscal years ended June 30, 2005 and 2004, respectively, to FMLY’s Chief Executive Officer, President and Chief Financial Officer during such period.

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus [Missing	Other Annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
George Furla Co-Chairman, Chief Executive Officer and President	2005 2004 2003	0 0 0	0 0 0	$413,758 $141,746 $100,000	0 0 0	0 0 0	$ 0 $354,166 0
Randall Emmett Co-Chairman Chief Operating Officer and Assistant Secretary	2005 2004 2003	0 0 0	0 0 0	$559,609 $180,404 $136,000	0 0 0	0 0 0	$ 0 $354,166 0
Stanley Tepper Chief Financial Officer	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$35,000 $12,500 0

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees in 2005
			Exercise or Base Price ($/Sh)	Expiration Date
					5%	10%
George Furla	0	0
Randall Emmett	0	0
Stanley Tepper	0	0

2005 Option Exercises and Year-End Option Holdings

The following table sets forth, with respect to the Named Executive Officers, information concerning the exercise of stock options during the year ended June 30, 2005, and the year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised Options Held at June 30, 2005		Value of Unexercised In-the-Money Options at June 30, 2005(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
George Furla
Randall Emmett
Stanley Tepper

N/A

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2005 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of   Number of Shares
Beneficial Owner   Beneficially Owned   (1) Percentage
---------------------------  ------------------------   ------------------

George Furla
8530 Wilshire Blvd. Suite #420
Beverly Hills, , CA. 90211    8,066,867   9.1%

Randall Emmett
8530 Wilshire Blvd. Suite #420
Beverly Hills,, CA. 90211    2,762,193   3.1%
------------- -------
Total                 10,829,060  12.1%
---------           -------------   -------

(1) Percentage of ownership is based on 89,537,254 shares of Common Stock outstanding on June 30, 2005. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2004 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group.

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

During the fiscal year ending June 30, 2005, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY’s affiliation with third party film producer/ financiers. Through June 30, 2005, FMLY paid George Furla $413,758 and Randall Emmett $559,609

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
Date	Subject
12/1/2004	Received funding with gross proceeds of $2,000,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended June 30, 2005 and 2004 have been audited by our principal accountant, Ham, Langston & Brezina, L.L.P., who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Ham, Langston & Brezina, L.L.P. The percentage of hours expended on the audit by persons other than full time, permanent employees of Ham, Langston & Brezina, L.L.P was zero.

	For the Year Ended June 30,
	2005	2004
Audit Fees	$55,000	$30,000
Audit-Related Fees	$-	$-
Tax Fees	$6,900	$3,200
All Other Fees	$-	$-
Total Fees	$61,900	$33,200

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

Date October 12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla   Director, Chief Executive Officer,  October 12, 2005
George Furla  President and Chief Accounting Officer

/s/ Randall Emmett Director, Chief Operating Officer   October 12, 2005
Randall Emmett  Assistant Secretary

/s/ Stanley Tepper Chief Financial Officer   October 12, 2005
Stanley Tepper

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended June 30, 2005 and 2004

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
--______________________________________________________________________________________

  Page(s)

Report of Independent Registered Public Accounting Firm                            F-3

Consolidated Balance Sheet as of June 30, 2005 and 2004                               F-4

Consolidated Statement of Operations for the years ended June 30, 2005 and 2004                   F-5

Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2005 and 2004         F-6

Consolidated Statement of Cash Flows for the years ended June 30, 2005 and 2004                  F-7

Notes to Consolidated Financial Statements                                     F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Family Room Entertainment Corporation:

We have audited the accompanying balance sheets of Family Room Entertainment Corporation (the “Company”) as of June 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
October 11, 2005

FAMILY ROOM ENTERTAINMENT CORPORATION
BALANCE SHEETS
June 30, 2005 and 2004

ASSETS
	2005	2004

Cash and cash equivalents	$736,870	$289,849
Restricted cash	2,544,345	-
Accounts receivable, net	366,704	119,498
Film costs, net	3,378,185	794,873
Property and equipment, net	56,540	38,958
Prepaid expenses and other assets	44,936	175

Total assets	$7,127,580	$1,243,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable under film participation agreements	$4,929,719	$-
Notes payable and convertible debt	1,283,471	180,653
Accounts payable and accrued liabilities	198,972	142,893

Total liabilities	6,412,162	323,545

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 200,000,000 shares
authorized, 89,537,254 and 87,037,254 shares
issued and outstanding at June 30, 2005 and
2004, respectively	895,373	870,373
Additional paid-in capital	18,243,742	17,444,454
Accumulated deficit	(18,423,697)	(17,395,019)

Total stockholders' equity	715,418	919,808

Total liabilities and stockholders' equity	$7,127,580	$1,243,353

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
STATEMENTS OF OPERATIONS
For The Years Ended June 30, 2005 and 2004

	2005	2004

Film revenue	$2,330,534	$745,435

Operating cost - amortization of film costs	1,669,809	1,131,338

Gross margin	660,725	(385,904)

Selling, general and administrative expenses	1,371,740	3,115,367

Loss from operations	(711,015)	(3,501,271)

Other income and (expense)
Interest income	5,764	22
Interest expense	(323,427)	(831,118)

Total other income and expense, net	(317,663)	(831,096)

Net loss	$(1,028,678)	$(4,332,366)

Weighted average number of common shares
outstanding - basic and diluted	88,626,295	43,982,613

Net loss per common share - basic and diluted	$(0.01)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2005 and 2004

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 2003	24,187,536	$241,875	$12,707,710	$(5,437)	$(13,062,653)	$(118,505)

Common stock issued for
cash	15,450,544	154,505	890,140	-	-	1,044,645

Amortization of deferred
compensation	-	-	-	5,437	-	5,437

Value of beneficial
conversion feature and
warrants on convertible
debt	-	-	679,856	-	-	679,856

Common stock issued for
legal and consulting
services	9,443,142	94431	878,395	-	-	972,826

Common stock issued upon
conversion of debt	23,122,698	231,228	1,175,854			1,407,082

Common stock issued for
employee compensation	14,833,334	148,334	1,1112,499	-	-	1,260,833

Net loss	-	-	-	-	(4,332,366)	(4,332,366)

Balance at June 30, 2004	87,037,254	87,037	18,227,790	-	(17,395,019)	919,808

Value of beneficial
conversion feature and
warrants on convertible
debt	-	-	634,288	-	-	634,288

Common stock issued for
consulting services	2,500,000	2,500	187,500	-	-	190,000

Net loss	-	-	-	-	(1,028,677)	(1,028,677)

Balance at June 30, 2005	89,537,254	$89,537	$19,049,578	$-	$(18,423,697)	$715,418

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
STATEMENTS OF CASH FLOWS
For The Years Ended June 30, 2005 and 2004

	2005	2004
Cash Flows from operating activities:
Net loss	$(1,028,678)	$(4,332,366)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	27,013	24,000
Amortization of film costs	1,669,809	1,131,338
Stock-based compensation	-	2,239,096
Common stock issued for services	190,000	-
Common stock issued for accrued interest	-	31,082
Amortization of loan costs	207,107	772,793
Increase/decrease
Accounts receivable	(247,206)	(69,498)
Film costs	(4,253,120)	(881,876)
Other assets	(44,761)	37,976
Accounts payable and accrued liabilities	56,079	(55,288)

Net cash used by investing activities	(3,423,757)	(1,102,743)

Cash flows from investing activities:
Increase in restricted cash	(2,544,345)	-
Purchase of property and equipment	(44,595)	(18,531)

Net cash used by investing activities	(2,588,940)	(18,531)

Cash flows from financing activities:
Proceeds from notes payable	4,929,719	-
Payments on notes payable	(180,653)	(115,372)
Payments on notes payable to stockholders	-	(323,562)
Proceeds from convertible debentures	2,000,000	711,000
Payment of debt issue costs on convertible debentures	(289,348)	-
Proceeds from sale of common stock	-	1,044,645

Net cash provided by financing activities	6,459,718	1,316,711

Increase in cash and cash equivalents	447,021	195,437

Cash and cash equivalents at beginning of year	289,849	94,412

Cash and cash equivalents at end of year	$736,870	$289,849

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FMLY and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2"), FMLY presents an unclassified consolidated balance sheet because FMLY has an operating cycle of approximately three years.

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

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2. FMLY’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures. In accordance with SOP 00-2, FMLY considers revenue earned when all of the following have occurred:

•	FMLY has a valid sale or licensing agreement in place.
•	The motion picture is complete and in accordance with the agreement with the customer.
•	The motion picture has been delivered or is deliverable.
•	The license period has begun.
•	The revenue is fixed or determinable and collection is reasonably assured.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

We recognize revenue from various sources under the criteria established by SOP 00-2 as follows.

1.
Producers Fees - Producer fees are recognized upon receipt of the fees and delivery of the related services. If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Producer Development and Production Service Fees and Film Distribution Fees - As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

Film Costs

Film costs include costs to 1) acquire rights or films, 2) project development (the process whereby underlying material, such as a book, manuscript or screenplay, are made ready for production into a motion picture by creating a finished screenplay which takes in to account the desires of the creative elements as well as the constraints of the budget and production schedule), 3) project packaging (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or 4) product feature motion pictures. Production costs mainly consist of acquisition costs, salaries, equipment and overhead. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMLY begins to derive producer fees. FMLY’s primary source of revenue is motion picture production fees. Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bears to the anticipated total gross revenues for that film. Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Unamortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs are written down to their estimated net realizable value.

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the years ended June 30, 2005 and 2004, FMLY incurred general operating costs of $57,199 and $43,128 respectively.

Participation Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual-film-forecast-computation to arrive at current period participation cost expense. Participation costs are determined using assumptions that are consistent with FMLY’s estimates of film costs, exploitation costs, and ultimate revenue. If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs. To the extent that an excess liability exceeds un-amortized film costs for a film, it is credited to income. Participation costs are not currently a factor on any of FMLY’s film projects.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Cash Equivalents

FMLY considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Income Taxes

FMLY uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. FMLY provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

Net Loss Per Common Share
Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2005 or 2004 because the effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.FMLY applies the disclosure only provisions of SFAS No. 123.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Comprehensive Income

In June 1997, the FASB issued SFAS 130, “Reporting Comprehensive Income” (“SFAS 130") which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2005 and 2004, FMLY’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Fair Value of Financial Instruments

FMLY includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMLY to concentrations of credit risk. FMLY maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability. Balances often exceed the $100,000 federal depository insurance limit; however, FMLY has experienced no losses on deposits.

Accounts receivable arise primarily from transactions with customers in California. FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain. Collateral is not required for credit granted. Accounts receivable at June 30, 2005 and 2004 arose from transactions with two customers (see footnote 12).

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on FMLY’s results of operations or financial position.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on FMLY’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have any effect on FMLY’s financial condition or results of operations.

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. Our adoption of EITF 03-01 is not expected to have a material impact on FMLY’s financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” The statement replaces FAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. The statement is effective for the years commencing after January 1, 2006. The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan is expensed based upon the fair market value of the stock option.The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”. The new Statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on FMLY’s financial condition or results of operations.

In December 2004, the FASB issued FAS No. 153, “Exchange of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on FMLY’s financial position or results of operations.

3. Restricted Cash

As discussed in Note 7, during the year ended June 30, 2005, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents the portion of those funds not used in those projects at June 30, 2005.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Accounts Receivable

Accounts receivable at June 30, 2005 and 2004 consisted of the following:

	2005	2004

Accrued receivables - producer fees	$325,000	$106,998
Accrued royalties	41,704	12,500

Total	$366,704	$119,498

At June 30, 2005 and 2004, one customer accounted for $325,000 and $106,998 of accounts receivable.

5.	Film Costs and Revenue

FMLY is involved in the creative development of motion pictures and filmed entertainment primarily for theatrical release. However, the companies that acquire the rights to projects in the production or development and pre-production phase ultimately determine their method of release.

Film costs and related amounts capitalized at June 30, 2005 and 2004, and related activity during the years then ended were as follows:

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Film Costs and Revenue, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2003	$772,163	$174,083	$98,090	$1,044,336

Production costs incurred during
2004	27,990	182,220	671,666	881,876

Transfers of film costs between
categories in 2004	(76,312)	-	76,312	-

Total film costs incurred and
paid by FMLY during
2004	(48,322)	182,220	747,978	881,876

Net film cost balance before
2004 amortization and write
offs	723,841	356,303	846,068	1,926,212

Less film cost amortization and
write-offs during 2004	513,342	198,774	419,222	1,131,338

Net film cost balance at June 30,
2004	210,499	157,529	426,846	794,874

Production costs incurred during
2005	77,607	3,180,156	895,357	4,253,120

Transfers of film costs between
categories in 2005	-	271,460	(271,460)	-

Total film costs incurred and
paid by FMLY during
2005	77,607	3,551,616	623,897	4,253,120

Net film cost balance before
2005 amortization and write
offs	288,106	3,709,146	1,050,742	5,047,994

Less film cost amortization and
write-offs during 2005	228,106	1,045,439	396,264	1,669,809

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

5. Film Costs and Revenue, continued

Following is an analysis of film cost amortization and write-downs, by project and project type, for the years ended June 30, 2005 an 2004:

	2005	2004

Released Projects - Amortization
Amnityville Horror After 25 Years	$311,827	$116,397 -
After Sex	40,413	-
Good Advice	98,926	228,258
Held for Ransom	41,020 41,020	106,896
Speedway Junkie	9,641 9,641	115,971
Submerged	291,741	-

Projects in Development, In-Production, or Pre-Production
16 Blocks	270,981	-
Control	-	121,390
Edison	-	177,002
Lonely Hearts	62,941
Mercenary Seagal Project (Untitled)	117,271	-
Today We Die	188,634	-
Windfall	-	49,807
Total of other individual
projects with costs
less than $40,000	236,414	215,617

Total all projects	$1,669,809	$1,131,338

Following is an analysis of the events and circumstances that lead to the amortization, write-down or write-off of individually significant projects (projects with capitalized costs of at least $40,000) in 2005 and 2004:

“Amnityville Horror After 25 Years” - In early 2004 FMLY developed this film project; however, management decided not to go forward with it and wrote-off the entire project during the development stage. Subsequent to the write-off, opportunities arose for additional development and sale of the project. Accordingly, FMLY completed the development of the project and the project was sold in 2005.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs and Revenue, continued

“Good Advice” - In both 2005 and 2004, FMLY made downward revisions to its estimate of future revenues to be derived from this film and wrote the carrying value of the project down to reflect those revised estimates. During the years ended June 30, 2005 and 2004, FMLY recognized write downs of $102,810 and $228,258, respectively.

“Held for Reason” - In 2005, management made downward revisions to its estimate of future revenues to be derived from this films and wrote the carrying value of the projects down to reflect those revised estimates. Accordingly, at June 30, 2005 a write-down of $35,435 was taken with regard to this project.

“Speedway Junkie” - FMLY wrote this project off in 2004 when management determined that no additional revenues were likely from this project.

Submerged” went into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“Today We Die” - into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“16 Blocks” - into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“Mercenary” - into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“Control” and “Edison” - In 2004 FMLY derived producer’s fees from these projects and all costs associated with the projects were amortized. These projects were in development/post production stage at the time they were taken over by producer or third party financier. No Costs related to these projects are reflected in FMLY’s financial statements at June 30, 2004.

“Windfall” - In 2005, management made downward revisions to its estimate of future revenues to be derived from this films and wrote the carrying value of the projects down to reflect those revised estimates. Accordingly, at June 30, 2005 a write-down of $49,807 was taken with regard to this project.

  Included in items less than $40,000 above for 2005 were write-offs of “Guest List Only” of $25,476 and ”Pop Princess” of $13,974. Additionally, “After Sex” was written down by $35,635 due to downward revisions to FMLY’s estimate of future revenues to be derived.

Substantially all other write-offs and write-downs of projects less than $40,000 during the years ended June 30, 2005 and 2004 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

Following is the percentage make-up of net film costs at June 30, 2005 and 2004:

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs and Revenue, continued

	2005	2004

The Tennent	37%	-%
Borderland	22	-
White Air	7	-
Wickerman	7	-
Submerged	-	23
Shottas	-	19
Good Advice	-	13
After Sex	-	7
Held for Ransom	-	7
88 Minutes	5	5
Total of other individual projects less than 5%	22	26

Total	100%	100%

Following is an analysis of revenues, by project, for the years ended June 30, 2005 and 2004:

	2005	2004
Producer Fees
16 Blocks	$625,000	$-
Amnityville Horror After 25 Years	500,000	-
Submerged	300,000	-
Mercenary Seagal Project	300,000	-
Today We Die	200,000	-
Lonely Hearts	100,000	-
The Tenant	12,000	-
Control	-	117,500
Edison	-	250,000
Out for a Kill	-	-
Belly of the Beast	-	-
Wonderland	-	-

Total producer fees / film revenue	2,037,000	367,500

Royalties and Other Revenue
Royalties	28,034	11,945
Distribution revenue	24,500	136,979
Film production service fees and consulting	241,000	229,011

	293,534	377,935

Total revenue	$2,330,534	$745,435

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment at June 30, 2005 and 2004 consisted of the following:

	Life	2005	2004

Office furniture and equipment	7 years	$45,793	$11,223
Computer equipment	5 years	55,413	51,743
Software	3 years	79,409	74,054

Total		180,615	137,020

Less accumulated depreciation and amortization		124,075	98,062

		$56,540	$38,958

During the years ended June 30, 2005 and 2004, depreciation and amortization expense was $27,013 and $21,408, respectively.

7.	Notes Payable Under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects. During the year ended June 30, 2005, we received an aggregate of $4,929,719 from Tau Entertainment (Elisa Salinas) and Scorched Earth Entertainment for investment in specific projects as follows:

	Investor Loans
		Scorched
	Tau	Earth
Specified Use	Entertainment	Entertainment

General Fund (a)	$950,000	$-
The Tenant	1,300,000	-
Borderland	1,799,719	500,000
Wickerman	250,000	-
Room Service	130,000	-

	$4,429,719	$500,000

(a)	In 2005 FMLY returned/sent the $950,000 general fund monies to Tau Enntertainment
The funds of $500,000 and $450,000 were wired on July 5, 2005

Under the terms of the agreement for “the Tenant”, the investor is to recoup the investment within four months following the delivery of the Picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.

For the Borderland movie project, in proportion to their actual investment in the negative costs of the Picture, investors will receive: (a) a 7% one time finance fee from the proceeds of the picture and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will participation in the net profits of the picture on a proportional basis to their investment.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable Under Film Participation Agreements

In addition, Tau Entertainment (Elisa Salinas) invested funds in two additional projects, the first (1) being Wickerman, whereby Tau invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture, and the second (2) being Room Service whereby they invested $130,000 in the development of the Picture for which they will be re-paid if and when the picture is fully financed (by a third party) and produced, if ever.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

On June 27, 2005 we received $500,000 from Scorched Earth to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. Investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

Investor Loans will only be repaid from the proceeds from exploitation of the underlying film projects. The $950,000 shown above as general funds was repaid subsequent to year end.

8.	Notes Payable and Convertible Debt

Notes payable at June 30, 2005 and 2004 consisted of the following:

	2005	2004

Note payable to a bank under a $322,936 revolving line of credit that was converted to a term loan bearing interest at the banks prime rate (4.00%
at June 30, 2005) plus 1.5% per year and due in monthly installments of $5,382, plus interest through January 15, 2008. This note was collateralized by the guarantees of two major stockholders of FMLY,
including FMLY's Chief Executive Officer, and was fully repaid in 2005	$-	$180,653

Notes payable under convertible debt agreements	2,000,000	-

Total contractual amounts of notes payable and long-term debt	2,000,000	180,653

Less un-amortized debt issue costs and beneficial conversion costs	716,529	-

Notes payable and long-term debt	$1,283,471	$180,653

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Notes Payable and Convertible Debt, continued

During the years ended June 30, 2005 and 2004, the Company raised $2,000,000 and $711,000 and respectively under convertible debt agreements that include beneficial conversion features and, in certain instances, stock purchase warrants for additional shares of the Company’s common stock. The convertible debt originated in 2005 bears interest at the greater of a published prime interest rate (5.5% at March 31, 2005) plus 4.0% or 10% and is due in November 2006. The interest on the debt is due monthly beginning 90 days after initial funding. The notes issued in 2005 are outstanding as of June 30, 2005 and all notes issued in 2004 were converted during the year ended June 30, 2004.

Certain of the convertible notes issued in 2005 included warrants for purchase of the Company’s common stock at $0.12 per share. The value of the 6,666,667 Class A warrants and 16,666,667 Class B warrants issued to originate the November 2004 funding were estimated to be $238,146 and $145,475, respectively. The value of the 8,571,428 warrants issued during the year ended June 30, 2004 was estimated to be $208,542. The value of warrants issued to originate long-term debt are treated as loan costs and are being amortized to interest expense over the term of the debt using the effective yield method. When the convertible debt originated in 2004 was converted prior to maturity, the remaining unamortized loan costs were immediately recognized as interest expense.

Convertible debt, issued in 2005 and 2004 included beneficial conversion features. The value of the beneficial conversion features associated with convertible debt originated in 2005 and 2004 was estimated to be $250,667 and $385,189, respectively. The value of the beneficial conversion features have been treated as loan costs and are being amortized to interest expense over the term of the debt using the effective yield method. When the convertible debt originated in 2004 was converted prior to maturity, the remaining unamortized beneficial conversion costs were immediately recognized as interest expense.

During the years ended June 30, 2005 and 2004, FMLY paid cash interest expense of $6,447 and $25,325, respectively. All notes payable and long-term debt at June 30, 2005, mature in 2007 if not previously converted.

FMLY periodically raises capital to participate in film projects that management feels will provide good current returns to FMLY and the potential for participation in future profits. In its capital raising activities FMLY is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the year ended June 30, 2004 is $12,942 of interest expense paid or payable to a major stockholder/officer of FMLY. Also included in interest expense during the years ended June 30, 2005 and 2004 is $207,106 and $772,793, respectively, of interest expense related to the amortization of loan origination costs and discounts on convertible debt.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2005 and 2004 consisted of the following:

	2005	2004

Accounts payable	$89,097	$61,493
Accrued film costs	-	81,400
Accrued Interest Payable	109,975	-

	$199,072	$142,893

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

FMLY has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2005, FMLY had net operating loss (“NOL”) carry forwards for income tax purposes of approximately $8,359,000, which expire in 2005 through 2025. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in FMLY in connection with the Sales Transaction, subsequent Asset Purchase and private placement of FMLY’s common stock severely limited FMLY’s ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, FMLY will be unable to use only approximately $4,116,000 of its NOL for federal income tax purposes should FMLY generate sufficient taxable income.

The composition of deferred tax assets and the related tax effects at June 30, 2005 and 2004 are as follows:

	2005	2004

Deferred tax assets:
Net operating losses	$3,305,763	$3,014,919
Accounts receivable - allowance
for doubtful accounts	-	28,050
Valuation allowance	(3,302,763)	(3,035,274)

Total deferred tax assets	3,000	7,695

Deferred tax liabilities:
Basis of property and equipment	3,000	7,695

Net deferred tax asset	$-	$-

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for the years ended June 30, 2005 and 2004 is as follows:

	2005		2004
	Amount	Percent	Amount	Percent

Benefit for income tax at federal
statutory rate	$349,751	34%	$1,473,004	34%
Non-deductible stock-based
compensation	-	0%	(761,293)	-18%
Non-deductible loan costs	(74,558)	-20%	(262,750)	-6%
Other, including non-deductible
business meals and entertainment	(7,704)	- %	(1,208)	- %
Change in valuation allowance	(267,489)	-14%	(447,753)	-10%

	$-	-	$-	-

FMLY made no cash payments for income taxes during the years ended June 30, 2005 or 2004.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Lease Agreement

FMLY operates in leased facilities under a three year lease agreement with a current base rental rate of approximately $6,500 per month. The lease agreement provides for two, one year extension options and requires the payment of certain common area expenses. Total rent expense under operating leases for the years ended June 30, 2005 and 2004 was $89,625 and $84,148, respectively.

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year
Ending
June 30,	Amount

2006	$74,074
2007	44,077

$118,151

12.	Stockholders’ Equity

Common Stock

During the years ended June 30, 2005 and 2004, FMLY issued or approved for issue 2,500,000 and 24,276,476 shares of common stock, respectively, for consulting services related to film projects, legal services and compensation of key employees. FMLY recognized compensation expense of $2,239,096, respectively, in connection with these issuances in 2004. In 2005 FMLY recognized 190,000 of film costs associated with these issuances.

Stock Options

FMLY periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of FMLY’s business and to enhance the ability to attract and retain the services of qualified persons. The issuance of stock options is approved by the Board of Directors.

FMLY has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of FMLY’s employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, when the exercise price is less than the underlying stock on the date of grant, compensation is recognized to the extent of the difference.

Proforma information regarding net income and earnings per share is required by Statement 123, and is determined as if FMLY accounted for its employee stock options under the fair value method of that Statement. The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity, continued

Stock Options, continued

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because FMLY’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

FMLY granted no options during the years ended June 30, 2005 or 2004, and, accordingly, no pricing assumptions or pro-forma financial information is presented.

A summary of FMLY’s stock option activity and related information for the years ended June 30, 2005 and 2004 follows:

	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price

Outstanding at June 30, 2003	2,085,000	$0.25

Granted	-	-
Exercised	-	-
Forfeited	(460,000)	0.25

Outstanding at June 30, 2004	1,625,000	0.25

Granted	-	-
Exercised	-	-
Forfeited	(1,480,000)	0.25

Outstanding at June 30, 2005	145,000	0.25

All options outstanding at June 30, 2005 and 2004 are exercisable. A summary of outstanding stock options at June 30, 20045 follows:

		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

45,000	December 2006	1.5	$0.25
100,000	June 2007	1.9	$0.25

1,625,000

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity, continued

Stock Compensation Plan

During 2004, FMLY adopted, and subsequently amended, the Family Room Entertainment Corporation 2004 Consulting and Legal Services Plan (the” Plan”). Under the Plan, as amended, FMLY is authorized to issue up to 46,500,000 shares of common stock to compensate key consultants and legal services providers to FMLY. A total of 21,333,334 shares reserved for issuance under the Plan have been issued at June 30, 2004 and an additional 25,166,666 remain available for future issuances.

  Stock Warrants

During the years ended June 30, 2005 and 2004, FMLY issued warrants in connection with the funding of convertible debt. These value associated with the issuance of these warrants was treated as loan origination costs. (See Note 8)

The following is a summary of FMLY’s stock warrant activity and related information for the years ended June 30, 2005, 2005 and 2004:

Number of
Shares
Under
Description	Warrants

Outstanding at June 30, 2003	2,500,000

Granted	8,571,428

Outstanding at June 30, 2004	11,071,428

Granted	23,333,334

Outstanding at June 30, 2005	34,404,762

All warrants outstanding at June 30, 2005 are currently exercisable. A summary of outstanding stock warrants at June 30, 2005, follows:

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity, continued

Stock Warrants, continued

		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

250,000	September 2006	1.3	110% of market
1,500,000	January 2008	2.5	$3.00
750,000	January 2008	2.5	65% of market
5,000,000	January 2008	2.5	$0.50
3,571,428	January 2008	2.5	$0.13
23,333,334	November 2009	4.4	$0.15

34,404,756

13. Claims and Contingencies

At June 30, 2003, FMLY was a party to dispute over $50,000 of directors fees that the director of the movie, “Good Advice” claims he is owed. The requested arbitration with the Directors Guild of America and the claim was settled in 2003 for approximately $10,000.

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intend to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. The Company believes that it is unlikely that Steven Seagal and Steamroller Productions, Inc will prevail in this litigation.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2005 and 2004. Following is an analysis of major customers for the years ended June 30, 2004 and 2003:

	2005	2004

Number of customers accounting for more than 10%	1	2
of revenue

Percentage of total revenue derived from largest customer	87%	77%

Percentage of total revenue derived from second largest
customer	1%	10%

15. Related Party Transactions

During the years ended June 30, 2005 and 2004, FMLY engaged in various related transactions. In 2003, FMLY received loans from its chief executive officer totaling $323,562. These loans were repaid in 2004. FMLY recognized interest expense related to these loans of $12,942 and $26,228 during the year ended June 30, 2004.

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation based 20% - George Furla and 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by the Company to provide the underlying services. During the years ended June 30, 2005 and 2004, these executive officers received compensation totaling $973,367 and $322,150, respectively, under these contractual arrangements. This compensation is reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

16. Non-Cash Investing and Financing Activities

During the years ended June 30, 2005 and 2004, FMLY engaged in the following non-cash investing and financing activities:

	2005	2004

Common stock issued to convert debt to equity	$-	$1,407,082

Beneficial conversion value offset against
convertible debt and treated as an increase
to additional paid-in capital	383,621	471,314

Warrants issued to originate convertible debt
and treated as an increase to additional paid-in
capital and an offset against convertible debt	250,667	208,542

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Subsequent Events

Stock Issuances:

In August 2005 FMLY issued 250,000 shares of common stock, valued at $11,750 ($0.047 per share) to Rosie Charbonneau for consulting services.

In September 2005, FMLY issued 9,152,501 shares of common stock in payment of $234,061 of convertible debt and accrued interest on convertible debt. The shares were valued at $0.0245 to $0.0257 per share.

New Subsidiaries:

In June, 2005, two new entities were created EFF Features LLC (EFFFL) and EFF Partners LLC (EFFPL) to invest in development and/or production of film projects from time to time. Family Room Entertainment Corporation (FMLY) is the Managing Member of both entities and will receive a 2% annual management fee. At June 30, 2005 both new entities were inactive.

In July, 2005 EFFPL admitted a member whom contributed $300,000. EFFPL will share in the net profits of film projects invested therein on a 50/50 basis with FMLY. The first projects that EFFPL has invested in are 1) $75,000 into the Rin Tin Tin film project and 2) $190,000 into the White Air film project, which is currently in production.