Form 10QSB
period 2005-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2005-11-21
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005
--------------------

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

Outstanding as of
Class of Common Stock November 8, 2005
------------------------ --------------------
$.001 par value 106,266,834 Shares

Transitional Small Business Disclosure Format Yes No X
   ---- -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549
Family Room Entertainment Corporation
Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at September
30, 2005 (unaudited) and June 30, 2005

Unaudidted Consolidated Condensed Statements of
Operations for the three months months ended
September 30,, 2005 and 2004

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the three months ended
September 30, 2005

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months ended September 30, 2005
and 2004

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three months ended September 30, 2005 and 2004

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheet as
of September 30, 2005 and June 30, 2005	5

Unaudited Consolidated Condensed Statement of Operations for the
three months ended September 30, 2005 and 2004	6

Unaudited Consolidated Condensed Statement of Stockholders’
Equity for the three months ended September 30, 2005	7

Unaudited Consolidated Condensed Statement of Cash Flows for the
Three months ended September 30, 2005 and 2004	8

Notes to Unaudited Consolidated Condensed Financial Statements	9

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2005 (Unaudited) and June 30, 2005

	September 30,	June 30
	2005	2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$774,170	$736,870
Restricted cash	191,015	2,544,345
Accounts receivable, net	1,841,845	366,704
Film costs, net	5,684,541	3,378,185
Property and equipment, net	60,328	56,540
Prepaid expenses and other assets	140,179	44,936

Total assets	$8,692,078	$7,127,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$6,272,828	$4,929,719
Convertible debt	1,268,283	1,283,471
Accounts payable and accrued liabilities	565,030	198,972

Total liabilities	8,106,141	6,412,162

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock: $0.01 par value, 200,000,000 shares
authorized, 99,866,257 and 89,537,254 shares
issued and outstanding at September 30, 2005 and
June 30, 2005, respectively	998,663	895,373
Additional paid-in capital	18,414,042	18,243,742
Accumulated deficit	(18,826,768)	(18,423,697)

Total stockholders' equity	585,937	715,418

Total liabilities and stockholders' equity	$8,692,078	$7,127,580

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004

	2005	2004

Film revenue	$2,304,575	$975,557

Operating cost - amortization of film costs	2,153,532	627,108

Gross margin	151,043	348,449

Selling, general and administrative expenses	281,230	298,723

Loss from operations	(130,187)	49,726

Other income and (expense)
Interest income	809	487
Interest expense	(273,693)	(5,494)

Total other income and expense, net	(272,884)	(5,007)

Net loss	$(403,071)	$44,719

Weighted average number of common shares
outstanding - basic and diluted	91,257,494	87,852,572

Net loss per common share - basic and diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended September 30, 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	89,537,254	$895,373	$18,243,742	$(18,423,697)	$715,418

Conversion of convertible debt and
accrued interest of $90,973 to
common stock	10,329,003	103,290	170,300	-	273,590

Net loss	-	-	-	(403,073)	(403,073)

Balance at June 30, 2005	99,866,257	998,663	18,414,042	(18,826,770)	585,935

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2004

	2005	2004

Cash Flows from operating activities:
Net loss	$(403,073)	$44,719
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	5,045	5,800
Amortization of film costs	2,153,532	627,108
Common stock issued for accrued interest	90,973	-
Amortization of loan costs	167,429	-
Increase/decrease
Accounts receivable	(1,475,141)	885
Film costs	(4,459,888)	(581,070)
Other assets	(95,243)	(40,075)
Accounts payable and accrued liabilities	366,058	33,429

Net cash used by investing activities	(3,650,308)	90,796

Cash flows from investing activities:
Decrease in restricted cash	2,353,330	-
Purchase of property and equipment	(8,833)	(13,476)

Net cash used by investing activities	2,344,497	(13,476)

Cash flows from financing activities:
Proceeds from notes payable	1,343,109	-
Payments on notes payable	-	(64,667)

Net cash provided by financing activities	1,343,109	(64,667)

Increase in cash and cash equivalents	37,298	12,653

Cash and cash equivalents at beginning of year	736,870	289,849

Cash and cash equivalents at end of year	$774,168	$302,502

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

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corp. included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Film Costs, continued

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the months ended September 30, 2005 and 2004, FMLY incurred general operating costs of $16,746 and $18,281 respectively.

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

3. Restricted Cash

As discussed in Note 7, during the three months ended September 30, 2005, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents the portion of those funds not used in those projects at September 30, 2005 amounting to $156,015 and the remaining $35,000 represents collateral for FMLY’s credit facility for corporate credit cards.

4.	Accounts Receivable

Accounts receivable at September 30, 2005 and June 30, 2005 consisted of the following:

	September	June 30,
	30, 2005	2005

Accrued receivables - producer fees	$500,000	$325,000
Accrued distribution, royalties and other	1,341,845	41,704

Total	$1,841,845	$366,704

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at September 30, 2005 and 2004, and related activity during the three months ended September 30, 2005 and 2004 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film costs at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during 1st Quarter 2005 2994=52005 1qQuarter2004	160	4,060,544	399,184	4,459,888

Transfers of film costs between
categories in 1st Quarter 2005	-	359,483	(359,483)	-

Total film costs incurred and
paid by FMLY during 1st Quarter 2005	160	4,420,027	39,701	4,459,888

Net film cost balance before
amortization and write-offs 1st Qaurter 2005	60,160	7,083,734	694,179	7,838,073

Less film cost amortization and
write offs during 1st Quarter 2005	-	2,072,806	80,726	2,153,532

Net film costs at September 30, 2005	$60,160	$5,010,928	$613,453	$5,684,541

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film costs at June 30, 2004	$210,499	$157,529	$426,845	$794,873

Production costs incurred during 1st Quarter 2004	56,073	117,485	431,354	604,912

Transfers of film costs between
Categories in 1st Quarter 2004	-	181,526	(181,526)	-

Total film costs incurred and
paid by FMLY during 1st Quarter 2004	56,073	299,011	249,828	604,912

Net film cost balance before
amortization and write-offs 1st Quarter 2004	266,572	456,540	676,673	1,399,785

Less film cost amortization and
Write-offs during 1st Quarter 2004	-	291,741	335,367	627,108

Net film costs at September 30, 2004	$266,572	$164,799	$341,306	$772,677

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of film cost amortization and write-downs for the three months ended September 30, 2005 and 2004:

	September	September
Description	30, 2005	30, 2004

Released Projects - Amortization
Amnityville Horror After 25 Years	$-	$291,741
After Sex	-	311,837
The Tenent	1,279,001	-

Total	1,279,001	603,578

Projects in Development, In-Production, or Pre-Production
16 Blocks	42,028	-
Wickerman	253,304	-
The Contract	254,085	-
88 Minutes	286,416	-
Total of other individual
projects with costs
less than $40,000	38,698	23,530

Total	874,531	23,530

Total all projects	$2,153,532	$627,108

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at September 30, 2005 and June 30, 2005:

	September	June 30
Name	30, 2005	2004

The Tennent	-%	37%
Borderland	81	22
White Air	6	9
Wickerman	-	8
Total of other individual projects less than 5%	13	24

Total	-%	-%

Following is an analysis of revenues, by project, for the three months ended September 30, 2005 and 2004:

	September	September
Description	30, 2005	30, 2004

Producer Fees

Wickerman	$300,000	$-
The Contract	300,000
88 Minutes	400,000
Amnityville Horror After 25 Years	-	500,000
Submerged	-	300,000

Total producer fees / film revenue	1,000,000	800,000

Royalties and Other Revenue

Royalties	4,575	-
Distribution revenue	1,300,000	175,557

Total royalties and other revenue	1,304,575	175,557

Total revenue	$2,304,575	$975,557

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.	Notes Payable Under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects. During the year ended June 30, 2005, we received an aggregate of $4,929,719 from Tau Entertainment (Elisa Salinas) and Scorched Earth Entertainment for investment in specific projects. As of September 30, 2005 notes payable under film participation agreements are as follows:

	Investor Loans
		Scorched
	Tau	Earth	Freedom	EFF
Specified Use	Entertainment	Entertainment	Films	Partners, LLC

The Tenant	$1,300,000	$ - -	$ $ -	$-
Boarderland	1,799,719	500,000	2,148,095	-
White Air				152,214
Wickerman	250,000	-	-	-
Room Service	130,000	-	-	-

	$3,479,719	$500,000	$2,140,895	$152,214

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

Freedom Films invested $2,000,000 in May 2005 and $148,895 in September 2005 directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.	Notes Payable Under Film Participation Agreements, continued

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

7. Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation based 20% - George Furla and 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the three month period ended September 30, 2005, these executive officers received compensation totaling $482,746, under these contractual arrangements. This compensation is reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

8. Non-Cash Investing and Financing Activities

During the three month period ended September 30, 2005, FMLY issued 10,329,003 shares of common stock to convert $90,973 of accrued interest and of $182,617 of debt principal to equity

9.	Subsequent Events

In October 2005 FMLY issued 6,400,577 shares of common stock, to convert $130,299 of convertible debt and accrued interest to equity.

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results of Operations

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2005 versus Three Months ended September 30, 2004

The Company’s operating revenue for the three months ended September 30, 2005 was $2,304,575 compared to $975,557 for the same period ended September 30, 2004, for an increase of $1,329,018. The increase was mainly attributed to an increase in film revenues that by their nature fluctuate from period to period. The revenue for this period is mainly attributable to the following films; 1) Wickerman, 2) The Contract , 3) 88 Minutes and 4) The Tenant versus the prior period revenue received mainly for the films Submerged and Amityville .

Costs relating to the operating revenues were $2,153,532 for the three months ending September 30, 2005 as compared to $627,109 for the same period ending September 30,2004. These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross margin for the three month period ending September 30, 2005 was $151,043 as compared to $348,449 for the same period ending September 30, 2004. The decrease in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for three months ended September 30, 2005 was $ 281,230 as compared to $ 298,723 for three months ended September 30, 2005, for a decrease of $ 17,493. The decrease was attributable to a reductions in: 1) business consulting expenses of $1,000; 2) copy services of $17,163; 3) intern recruiting of $3,600; 4) auto expenses of $10,990; 5) rent and parking of $4,555; 6) promotions of $1,534; 7) communications $2,300; 8) public relations of $10,070; and 9) miscellaneous items amounting to $16,013, offset by increases in: 1) travel and entertainment of $15,142; 2) professional fees of $23,475; 3) dues and subscriptions of $2,843; 4) computer consultant of $2,880; and 5) and salaries and wages $5,392.

Other income (expense) of $(272,884) for the three months ended September 30, 2005 was primarily the result of interest expense of $273,693 as compared to interest expense of $5,494 for same period ending September 30, 2004. Interest expense was higher in the current year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense.

The Company reported a net (loss) of $(403,071) for the three months ended September 30, 2005 as compared to a net income of $44,719 for the same period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the three months ended September 30, 2005 amounted to $3,650,308 which mainly consists of the net loss of $403,073 plus the following: 1) $1,475,141 increase in accounts receivable; 2) increase of $4,459,888 in film costs; and 3) increase in other assets of $95,243 offset by: 1) depreciation expense of $5,045; 2) amortization of film costs of $2,153,532; 3) stock issued for payment of accrued interest of $90,973; 4) amortization of loan costs of $ 167,429; and 5) increase in accounts payable and accrued liabilities of $366,058.

Net cash provided by investing activities for the three ending September 30, 2005, which amounted to $2,344,497, relates primarily to the release of restricted cash for use in film production of $2,353,330, with an offset of $8,832 related to the purchase of equipment.

Cash provided by financing activities was $1,343,109 for the three months ended September 30, 2005 and relates solely to proceeds from notes payable related to production of the film Borderland.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At September 30, 2005 FMLY had outstanding commitments of approximately $250,000.

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

The Fixed And Ongoing Cash Commitments Of FMLY:

Future annual maturities of notes payable at September 30, 2005:

Year Ending
September 30,		Amount

2006		$ -
2007	November 2006 - Convertible Notes Due	1,817,383

		$ 1,817,383

Accounts payable and accrued liabilities at September 30, 2005 and June 30, 2005:
Description	2005	2004

Accounts payable	$ 464,004	$ 61,493
Accrued film costs	-	81,400
Accrued Interest, professional fees and other	101,026	-

	$ 565,030	$ 142,893
Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year:

Year Ending
September 30,	Amount

2006	$ 74,074
2007	25,558

$ 99,632

Fixed recurring monthly average selling general and administrative expenses are expected to be as follows:

2006
Description	Estimate

Salaries, consultants and benefits	$ 40,500
Rent	6,054
Parking	1,520
Equipment rental	4,000
Telephone and communications	1,890
Directors, officers and corporate insurance	5,400
Accounting and auditing	5,000

$ 64,364

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to September 2005, is approximately $105,000 (includes the above fixed cost estimate of $64,364) a month for a twelve total of $1,260,000. The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimating beyond this twelve-month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. On October 6, 2004, the Company received $1,300,000 from Elisa Salinas, an investor, for the production of the movie “The Tenants”.  The investor is to recoup the investment within four months following the delivery of the Picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants”. In March 2005 the Company received an additional $1,140,400 advance from Elias Salinas under terms similar to the original $1,300,000 advance. The $1,140,400 advance is restricted to use in the production of the movie “Borderland” of which all was allocated as of September 30, 2005. Freedoms Films invested $2,000,000 in Borderland of which all but $156,015 was allocated out to the film at September 30, 2005.

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

Item 1. Legal Proceedings

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

Item 2.	Changes In Securities And Use Of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.	Submission Of Matters Of A Vote To Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits And Reports On Form 8-K:

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla   Director, Chief Executive               November 21, 2005
                                            Officer, President and Chief
George Furla                     Accounting Officer

/s/ Randell Emmett          Director, Chief Operating                                        November 21 ,2005
                                           Officer, Assistant Secretary
Randell Emmett

/s/ Stanley Tepper          Chief Financial Officer                                            November 21, 2005

                Stanley Tepper