Form 10QSB
period 2005-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2006-02-13
CIK 49444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

  Commission file number 0-27063

FAMILY ROOM ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

New Mexico	85-0206160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8530 Wiltshire Boulevard, Suite 420, Beverly Hills, CA, 90211
(Address of principal executive offices)

(310)-659-9411
(Issuer’s telephone number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

Class of Common Stock	Outstanding as of February 9, 2006
$0.01 par value	117,666,843 Shares

Transitional Small Business Disclosure Format Yes [ ] No [X]

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FAMILY ROOM ENTERTAINMENT CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Condensed Balance Sheets at December
31, 2005 (unaudited) and June 30, 2005

Unaudited Consolidated Condensed Statements of
Operations for the three months and six months
Ended December 31, 2005 and 2004

Unaudited Consolidated Condensed Statement of
Stockholders’ Equity for the six months ended
December 31, 2005

Unaudited Consolidated Condensed Statements of Cash
Flows for the six months ended December 31, 2005
and 2004

Notes to Unaudited Consolidated Condensed Financial
Statements

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three months and six ended December 31, 2005 and 2004

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Page(s)

Consolidated Condensed Balance Sheets as
of December 31, 2005 (Unaudited) and June 30, 2005	5

Unaudited Consolidated Condensed Statements of Operations for the
three months and six months ended December 31, 2005 and 2004	6

Unaudited Consolidated Condensed Statement of Stockholders’
Equity for the six months ended December 31, 2005	7

Unaudited Consolidated Condensed Statements of Cash Flows for the
six months ended December 31, 2005 and 2004	8

Notes to Unaudited Consolidated Condensed Financial Statements	9

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
December 31, 2005 (Unaudited) and June 30, 2005

	December 31,
	2005	June 30,
	(Unaudited)	2005 (1)
ASSETS

Cash and cash equivalents	$495,149	$736,870
Restricted cash	83,207	2,544,345
Accounts receivable	1,446,890	366,704
Film costs, net	5,550,663	3,378,185
Property and equipment, net	59,110	56,540
Prepaid expenses and other assets	107,163	44,936

Total assets	$7,742,182	$7,127,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$6,427,914	$4,929,719
Convertible debt	1,234,428	1,283,471
Accounts payable and accrued liabilities	87,749	198,972

Total liabilities	7,750,091	6,412,162

Commitments and contingencies

Stockholders' equity
Preferred stock: $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock: $0.01 par value, 200,000,000 shares
authorized, 117,666,843 and 89,537,254 shares
issued and outstanding at December 31, 2005 and
June 30, 2005, respectively	1,176,668	895,373
Additional paid-in capital	18,523,335	18,243,742
Accumulated deficit	(19,707,912)	(18,423,697)

Total stockholders' equity	(7,909)	715,418

Total liabilities and stockholders' equity	$7,742,182	$7,127,580

(1) Derived from audited financial statements

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended December 31, 2005 and 2004

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Film revenue	$5,250	$295,000	$2,309,825	$1,270,557

Operating cost - amortization
of film costs	396,343	249,953	2,549,875	877,061

Gross margin	(391,093)	45,047	(240,050)	393,496

Selling, general and
administrative expenses	372,455	286,391	653,686	585,114

Loss from operations	(763,548)	(241,344)	(893,736)	(191,618)

Other income and (expense)
Interest income	843	1,228	1,652	1,715
Interest expense	(118,438)	(59,203)	(392,131)	(64,697)

Total other expense, net	(117,595)	(57,975)	(390,479)	(62,982)

Net loss	$(881,143)	$(299,319)	$(1,284,215)	$(254,600)

Weighted average number of
common shares outstanding -
basic and diluted	110,749,034	88,288,819	100,955,087	88,088,884

Net loss per common share -
basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended December 31, 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	89,537,254	$895,373	$18,243,742	$(18,423,697)	$715,418

Conversion of convertible debt and
accrued interest of $189,732 to
common stock	26,129,589	261,295	267,593	-	528,888

Common stock issued for consulting
services	2,000,000	20,000	12,000	-	32,000

Net loss	-	-	-	(1,284,215)	(1,284,215)

Balance at December 31, 2005	117,666,843	$1,176,668	$18,523,335	$(19,707,912)	$(7,909)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2005 and 2004

	2005	2004

Cash Flows from operating activities:
Net loss	$(1,284,215)	$(254,600)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	10,090	10,800
Amortization of film costs	2,549,875	877,061
Common stock issued for accrued interest	189,732	-
Common stock issued for film costs	-	50,000
Stock-based compensation	32,000	30,000
Amortization of loan costs	290,113	33,807
Changes in operating assets and liabilities:
Accounts receivable	(1,080,186)	23,369
Film costs	(4,722,353)	(2,034,703)
Other assets	(62,227)	(25,575)
Accounts payable and accrued liabilities	(111,223)	18,189

Net cash used by operating activities	(4,188,394)	(1,271,652)

Cash flows from investing activities:
Decrease in restricted cash	2,461,138	-
Purchase of property and equipment	(12,660)	(16,154)

Net cash provided (used) by investing activities	2,448,478	(16,154)

Cash flows from financing activities:
Proceeds from notes payable	1,498,195	1,196,345
Net proceeds from convertible debentures	-	1,744,290
Payments on notes payable	-	(180,653)

Net cash provided by financing activities	1,498,195	2,759,982

Increase (decrease) in cash and cash equivalents	(241,721)	1,472,176

Cash and cash equivalents at beginning of year	736,870	289,849

Cash and cash equivalents at end of year	$495,149	$1,762,025

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. General

Family Room Entertainment Corporation (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

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

In the opinion of management, the unaudited consolidated condensed financial information included herein reflects all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

FAMILY ROOM ENTERTINMENT CORPORATION
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

1.
Producers’ Fees - Producer fees are recognized upon receipt of the fees and delivery of the related services. If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Producer Development, Production Service Fees and Film Distribution Fees - As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

3. Restricted Cash

As discussed in Note 7, during the three months ended September 30, 2005, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents the portion of those funds not used in those projects at December 31, 2005 amounting to $48,207 and the remaining $35,000 represents collateral for FMLY’s credit facility for corporate credit cards.

4.	Accounts Receivable

Accounts receivable at December 31, 2005 and June 30, 2005 consisted of the following:

	December 31,	June 30,
	2005	2005

Accrued receivables - producer fees	$-	$325,000
Accrued distribution, royalties and other	1,446,890	41,704

Total	$1,446,890	$366,704

At December 31, 2005 and June 30, 2004, one customer accounted for $1,400,000 and $325,000 of accounts receivable.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at December 31, 2005 and 2004, and related activity during the six months ended December 31, 2005 and 2004 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during
fiscal 2006	2,012	4,245,954	474,387	4,722,353

Transfers of film costs between
categories in fiscal 2006	-	359,483	(359,483)	-

Total film costs incurred and
paid by FMLY during fiscal
2006	2,012	4,605,437	114,904	4,722,353

Net film cost balance before fiscal
2006 amortization and write	62,012	7,269,144	769,382	8,100,538
offs

Less film cost amortization and
write offs during fiscal 2006	12,012	2,321,052	216,811	2,549,875

Net film cost balance at December 31,
2005	$50,000	$4,948,092	$552,571	$5,550,663

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2004	$210,499	$157,529	$426,845	$794,873

Production costs incurred during
fiscal 2005	56,546	1,360,579	617,578	2,034,703

Adjustment	(81,400)	-	-	(81,400)

Transfers of film costs between
categories in fiscal 2005	-	271,460	(271,460)	-

Total film costs incurred and
paid by FMLY during fiscal
2005	(24,854)	1,632,039	346,118	1,953,304

Net film cost balance before fiscal
2005 amortization and write-
offs	186,645	1,789,568	772,963	2,748,176

Less film cost amortization and
write-offs during fiscal 2005	44,986	488,159	343,916	877,061

Net film cost balance at December 31,
2004	$140,659	$1,301,409	$429,047	$1,871,115

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of film cost amortization and write-downs for the six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Released Projects - Amortization
After Sex	5,465	-	5,465	19,099
Held for Ransom	5,384	-	5,384	16,317
Speedway Junkie	2	9,536	2	9,536
Other	1,161	-	1,161	34

Total	12,012	9,536	12,012	44,986

Projects in Development, In-Production, or Pre-Production
16 Blocks	93,031	-	135,329	-
The Tenant	20		1,279,021
Wickerman	34,936	-	288,240	-
The Contract	1,229	-	255,314	-
88 Minutes	113,962	-	400,378	-
Saturday Night Special	93,942	-	93,942	-
Amityville Horror After 25 Years	-	-	-	311,837
Today We Die	-	188,634	-	188,634
Submerged	-	7,833	-	291,741
Total of other individual
projects with total original costs
less than $40,000	47,211	43,950	85,639	39,863

Total	384,331	240,417	2,537,863	832,075

Total all projects	$396,343	$249,953	$2,549,875	$877,061

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at December 31, 2005 and June 30, 2005:

	December 31,	June 30
	2005	2004

The Tenant	-%	37%
Borderland	80	22
White Air	6	7
Wickerman	4	7
88 Minutes	-	5
Total of other individual projects less than 5%	10	22

Total	100%	100%

Following is an analysis of revenues, by project, for the three months ended December 31, 2005 and 2004 and year ended June 30, 2005

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Producer Fees
Wickerman	$-	$-	$300,000	$-
The Contract	-	-	300,000	-
88 Minutes	-	-	400,000	-
Amityville Horror After 25 Years	-	-	-	500,000
Submerged	-	-	-	300,000
Today We Die	-	200,000	-	200,000
The Tenant	-	12,000		12,000

Total producer fees / film revenue		212,000	1,000,000	1,012,000

Royalties and Other Revenue
Royalties	-	-	4,575	258,557
Film production service fees	5,250	83,000	5,250	-
Distribution revenue	-	-	1,300,000	-

Total royalties and other revenue	5,250	83,000	1,309,825	258,557

Total revenue	$5,250	$295,000	$2,309,825	$1,270,557

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

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC

	$-	$ - -	$ - -	$28,486
The Tenant	1,300,000	- -	- -	-
Borderland	1,799,719	500,000	2,148,195	-
White Air	-	-	-	271,514
Wickerman	250,000	- -	- -	-
Room Service	130,000	- -	- -	-

	$3,479,719	$500,000	$2,148,195	$300,000

Under the terms of the agreement for “The Tenant”, the investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.

For the Borderland movie project, in proportion to their actual investment in the negative costs of the Picture, investors will receive: (a) a 7% one time finance fee from the proceeds of the picture and (b) 8% annual interest on their respective investments. The investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will have participation in the Net Profits of the picture on a proportional basis to their investment.

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

Freedom Films invested $2,000,000 in May 2005 and $148,895 in September 2005 directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the Net Profits of the picture shall be on a proportional basis to its investment.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.	Notes Payable Under Film Participation Agreements, continued

On June 27, 2005 we received $500,000 from Scorched Earth to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the Net Profits of the picture shall be on a proportional basis to its investment.

Subsequent to December 31, 2005, Freedom Films invested $125,000 and Scorched Earth invested $72,500 into the “Borderland “ film project.

7. Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the six month period ended December 31, 2005, these executive officers received compensation totaling $634,395, under these contractual arrangements. This compensation is reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

8. Non-Cash Investing and Financing Activities

During the six month period ended December 31, 2005, 2005, FMLY issued 10,329,003 shares of common stock to convert $189,732 of accrued interest and of $339,156 of debt principal to equity

9.	Subsequent Events

On January 30, 2006, Lawrence Abramson and George Furla paid to EFFI the sum of One Hundred Ten Thousand Dollars ($110,000) toward the production of the movie “Rin Tin Tin”. EFFI then assigned to each Abramson and Furla, fifty percent (50%) respectively (an aggregate of 100%) of EFFI’s share of contingent compensation in the movie “Rin Tin Tin”. Mr. Furla is foregoing his production fee compensation(as defined in Note 7 above) on this project.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Result Operations

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

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers or Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of FMLY for the year ended June 30, 2005.

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

Revenue Recognition

We recognize revenue from the development, production, and production services earned under the criteria established by SOP 00-02 as follows:

1.
Producers Fees - Producer fees are recognized upon receipt of the fees and delivery of the related services. If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Producer Development, Production Service Fees and Film Distribution Fees - As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

Plan of Operation

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $30 million range.

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

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in various film projects. On June 27, 2005 we received $500,000 (We received an additional $72,500 in January 2006) from Scorched Earth to invest tin the Borderland USA project. The agreements executed by these investors call for each investor to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will have participation in the Net Profits of the picture on a proportional basis to their investment.

Freedom Films invested $2,000,000 in May 2005 and $148,895 in September 2005 (We received an additional $125,000 in January 2006) directly into Borderland USA. This agreement calls for Freedom Films to get a proportional share of net profits generated by the movie.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Versus Three Months Ended December 31, 2004

The Company’s operating revenue for the three months ended December 31, 2005 was $5,250 compared to $295,000 for the same period ended December 31, 2004, for a decrease of $289,750. The decrease was attributed to no films being placed into production for the three-month period ending December 31, 2005. Film revenues by their nature fluctuate from period to period. The revenue for this period is attributable to a management fee.

Costs relating to the operating revenues were $396,343 for the three months ending December 31, 2005 as compared to $249,953 for the same period ending December 31, 2004. These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross margin for the three-month period ended December 31, 2005 was $(391,093) as compared to $45,047 for the same period ended December 31, 2004. The decrease in gross margin is directly attributable to the lack of film revenues plus an increase film amortization over the same period prior year.

FMLY’s selling, general administrative expenses for three months ended December 31, 2005 was $372,455 as compared to $286,391 for three months ended December 31, 2005, for an increase of $86,064. The increase was attributable to increases in: 1) salaries, contract and temporary staff of $36,240; 2) rent of $8,526; 3) equipment rental of $4,095; 4) telephone expenses of $11,125; 5) promotions of $47,283 6) transfer agent of $8,116; 7) consulting of $60,750 and 8) miscellaneous categories of $5,639, offset by decreases in: 1) travel and entertainment of $5,726; 2) internship cost of $9,118; 3) auto expenses of $14,419; 4) film and festival of $20,076 5) audit fees of $30,921 and copy expenses of $15,450..

Other expense of $117,595 for the three months ended December 31, 2005 was primarily the result of interest expense of $118,348 as compared to interest expense of $59,203 for same period ended December 31, 2004. Interest expense was higher in the current year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense.

The Company reported a net loss of $881,143 for the three months ended December 31, 2005 as compared to a net loss of $299,319 for the same period ended September 30, 2004.

Six Months Ended December 31, 2005 Versus Six Months Ended December 31, 2004

The Company’s operating revenue for the six months ended December 31, 2005 was $2,309,825 as compared to $1,270,557 for the same period ended December 31, 2004 for an increase of $1,039,268. The increase was mainly attributed to an increase in film revenues that by their nature fluctuate from period to period. The revenue for this period is mainly attributable to the following films; 1) Wickerman, 2) The Contract, 3) 88 Minutes and 4) The Tenant versus the prior period revenue received mainly for the films Submerged and Amityville Horror After 25 Years.

Costs relating to the operating revenues i.e. film amortization and/or film write-off costs) were $2,549,875 for the six months ended December 31, 2005 as compared to $877,061 for the same period ended December 31, 2004 for an increase of $1,672,814. These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross margin for the six-month period ended December 31, 2005 was $(240,050) as compared to $393,496 for the same period ended December 31, 2004 for a reduction of $633,546. The reduction in gross margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods as discussed above.

Selling, general and administrative expenses were $653,685 for the six months ended December 31, 2005 compared to $585,114 for the same period ended December 31, 2004 for an increase of $68,571. The increase in selling, general and administrative expenses was attributable to increases in 1) salaries, contract and temporary staff of $29,462; 2) rent of $2,807; 3) telephone expenses of $8,918; 3) publicity and promotion of $45,134; 4) transfer agent fee of $9,671; 5) travel and entertainment of $15,086; 6) business consulting expense and fees of $60,930 and 7) other categories of $13,252, offset by decreases in 1) internship costs of $12,180; 2) auto of $24,444; 3) film and festival of $24,418; 4) audit fees of $10,064; 5) copy expenses of $18,857 and 6) business insurance of $26,726 .

Other expense of $390,479 for the three months ended December 31, 2005 was primarily the result of interest expense of $392,131 as compared to interest expense of $64,697 for the same period ended December 31, 2004. The increase in interest expense was a result of the Company experiencing conversions of high effective interest rate convertible debt in 2005 as compared to fewer conversions in 2004. FMLY’s convertible debt generally includes warrants issued for origination, beneficial conversion features and significant cash origination fees.

The Company reported a net loss of $1,284,215 for the six months ended December 31, 2005 as compared to a net loss of $254,600 for the same period ended December 31,2004, for an increase in net loss of $1,029,615.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the six months ended December 31, 2005 amounted to $4,408,308 which mainly consists of the net loss of $1,284,215 plus the following: 1) $1,080,186 increase in accounts receivable, 2) increase of $4,722,353 in film costs, and 3) increase in other assets of $62,227, 4) Stock issued for compensation of $32,000 and 5) depreciation expense of $10,090; offset by 1) amortization of film costs of $2,549,875, 2) stock issued for accrued interest of $189,732, 3) amortization of loan costs of $290,113 and 4) increase in accounts payable and accrued liabilities of $111,223.

Net cash provided by investing activities for the six months ended December 31, 2005 amounted to an increase of $2,464,632. The increase is primarily related to a reduction in the restricted cash used for certain productions of $2,461,138.

Cash provided by financing amounted to $1,498,195. This consisted of proceed from notes payable related to production of the film Borderland and White Air.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2005 FMLY had outstanding commitments of approximately $250,000.

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

The recurring cash commitments of FMLY at December 31, 2005 are as follows:

Future annual debt maturities (including the convertible notes):

Year Ending
December 31,

2006	$1,810,268

Total	$1,810,268

Accounts payable and accrued liabilities:

Description

Accounts payable	$65,487
Accrued Interest, professional fees and other	22,262

Total	$87,749

Future annual minimum lease payments under operating leases:

Year Ending
December 31,

2006	$74,074
2007	81,324

Total	$191,722

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits	$48,500
Rent	6,175
Parking	1,575
Equipment rental	4,200
Telephone and communications	2,000
Directors, officers and corporate insurance	5,650
Accounting and auditing	5,500

Total	$73,600

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to December 2005, is approximately $115,000 (includes the above fixed cost estimate of $73,600) a month for a twelve month total of $1,380,000. The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenants”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants”. In March 2005, the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005. At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland, Scorched Earth invested $500,000 in Borderland, and E F F Partners, LLC invested $271,514 in White Air. In January 2006, Freedoms Films invested an additional $125,000 in Borderland and Scorched Earth invested an additional $72,500 into Borderland.

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

/s/ George Furla Director, Chief Executive  February 13, 2006
George Furla  Officer, President and Chief
  Accounting Officer

/s/ Randell Emmett   Director, Chief Operating    February 13, 2006
Randell Emmett  Officer, Assistant Secretary

/s/ Stanley Tepper     Chief Financial Officer   February 13, 2006
Stanley Tepper