Form 10QSB
period 2006-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2006-05-23
CIK 49444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

Class of Common Stock	Outstanding as of May 17, 2006
$0.01 par value	197,845,649 Shares

Transitional Small Business Disclosure Format Yes [ ] No [X]

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FAMILY ROOM ENTERTAINMENT CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Unaudited Consolidated Condensed Balance Sheets at March 31,
31, 2006 and June 30, 2005 (restated)

Unaudited Consolidated Condensed Statements of
Operations for the three months and nine months
ended March 31, 2006 and 2005 (restated)

Unaudited Consolidated Condensed Statement of
Stockholders Equity for the nine months ended
March 31, 2006

Unaudited Consolidated Condensed Statements of Cash
Flows for the nine months ended March 31, 2006
and 2005 (restated)

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

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three and nine months ended March 31, 2006 and 2005

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Page

Unaudited Consolidated Condensed Balance Sheets as
of March 31, 2006 and June 30, 2005 (restated)	5

Unaudited Consolidated Condensed Statements of Operations for the
three and nine months ended March 31, 2006 and 2005 (restated)	6

Unaudited Consolidated Condensed Statement of Stockholders’
Equity for the nine months ended March 31, 2006	7

Unaudited Consolidated Condensed Statements of Cash Flows for the
nine months ended March 31, 2006 and 2005 (restated)	8

Notes to Unaudited Consolidated Condensed Financial Statements	9

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2006 and June 30, 2005

	March 31,	June 30,
	2006	2005
ASSETS

Cash and cash equivalents	$603,109	$736,870
Restricted cash	81,334	2,544,345
Accounts receivable	40,000	366,704
Film costs, net	5,802,366	3,378,185
Property and equipment, net	55,394	56,540
Prepaid expenses and other assets	88,422	44,936

Total assets	$6,670,625	$7,127,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Notes payable	$5,907,411	$4,929,719
Convertible debt	971,708	1,142,101
Accounts payable and accrued liabilities	75,664	198,972
Derivative financial instrument liabilities	924,882	1,134,111

Total liabilities	7,879,665	6,412,162

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock: $0.01 par value, 200,000,000 shares
authorized, 177,845,649 and 89,537,254 shares
issued and outstanding at March 31, 2006 and
June 30, 2005, respectively	1,778,456	895,373
Additional paid-in capital	17,629,448	17,609,454
Accumulated deficit	(20,616,944)	(18,782,150)

Total stockholders' deficit	(1,209,040)	(277,323)

Total liabilities and stockholders' deficit	$6,670,625	$7,127,580

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and nine Months Ended March 31, 2006 and 2005

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
		(Restated)		(Restated)

Film revenue	$121,203	$111,965	$2,431,028	$1,382,522

Operating cost - amortization
of film costs	205,157	147,124	2,755,032	1,024,185

Gross margin	(83,954)	(35,159)	(334,004)	358,337

Selling, general and
administrative expenses	587,886	392,041	1,241,572	977,155

Loss from operations	(671,840)	(427,200)	(1,565,576)	(618,818)

Other income and (expense)
Interest income	-	2,354	1,652	4,069
Interest expense	27,697	(197,031)	(480,099)	(285,327)
Change in value of derivative
financial instruments	121,868	(283,489)	209,229	(330,982)

Total other expense, net	149,565	(478,166)	269,218	(612,240)

Net loss	$(522,275)	$(905,366)	$(1,834,794)	$(1,231,058)

Weighted average number of
common shares outstanding -
basic and diluted	137,726,445	88,323750	177,845,649	89,537,254

Net loss per common share -
basic and diluted	$(0.001)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended March 31, 2006

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005, as
previously reported	89,537,254	$895,373	$18,243,742	$(18,423,697)	$715,418

Prior period adjustment to properly
record convertible debt and
derivative financial instruments	-	-	(634,288)	(358,453)	(992,741)

Balance at June 30, 2005, as restated	89,537,254	895,373	17,609,454	(18,782,150)	(277,323)

Conversion of convertible debt and
accrued interest to common stock	81,391,729	813,916	(20,039)	-	793,877

Common stock issued for consulting
services and officer compensation	6,916,666	69,167	40,033	-	109,200

Net loss	-	-	-	(1,834,794)	(1,834,794)

Balance at March 31, 2006	177,845,649	$1,778,456	$17,629,448	$(20,616,944)	$(1,209,040)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2006 and 2005

	2006	2005
		(Restated)

Cash Flows from operating activities:
Net loss	$(1,834,794)	$(1,231,058)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	18,895	14,700
Amortization of film costs	2,755,032	1,024,185
Stock-based compensation	109,200	-
Change in value of derivative financial instruments	(209,229)	330,982
Accretion of debt discount and conversion of accrued
interest to equity	624,484	212,213
Change in operating assets and liabilities:
Accounts receivable	326,704	(74,115))
Film costs	(5,179,213)	(2,452,260)
Other assets	(43,486)	(47,930)
Accounts payable and accrued liabilities	(123,308)	190,216

Net cash used by investing activities	(3,555,715)	(2,033,067 512,,652)

Cash flows from investing activities:
Decrease (increase) in restricted cash Increase in restricted cash	2,463,011	(1,077,462 (2,441,400))
Purchase of property and equipment	(18,749)	(18,691)

Net cash used by investing activities	2,444,262	(1,096,153)

Cash flows from financing activities:
Proceeds from notes payable Proceeds from advance under development agreement	2,277,692 _	- 2,441,400
Net proceeds from convertible debentures	-	1,744,290
Payments on notes payable	(1,300,000)	(180,653	) )

Net cash provided by financing activities	977,692	4,005,037

Increase (decrease) in cash and cash equivalents	(133,761)	875,817

Cash and cash equivalents at beginning of period	736,870	289,849

Cash and cash equivalents at end of period	$603,109	$1,165,666

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

2. Summary of Significant Accounting Policies, continued

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

2.	Summary of Significant Accounting Policies, continued

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

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the year ended June 30, 2005, we recorded an other expense item of $403,960 and an other income item of $236,950, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability and warrant liability. During the nine months ended March 31, 2006, we recorded an other income item of $269,433 and an other expense item of $60,204, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative liability and warrant liability.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Convertible Debt Financing and Derivative Liabilities

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of June 30, 2005 and March 31, 2006, the estimated fair value of our derivative liability was $1,078,118 and $808,685, respectively, as well as a warrant liability of $55,993 and $116,197, respectively. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative asset. In valuing the debt features at June 30, 2005, the company used the closing price of $0.05 and the respective conversion and exercise prices for the warrants. For the year ended June 30, 2005, there was a decrease in the market value of the Company's common stock to $0.05 from $0.075 at November 9, 2004. For the nine months ended March 31, 2006, there was a decrease in market value of the Company’s common stock to $0.016 from $0.05 from June 30, 2005.

3. Restricted Cash

As discussed in Note 7, during the nine months ended March 31, 2006, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents the portion of those funds not used in those projects at March 31, 2006 amounting to $81,334.

4.	Accounts Receivable

Accounts receivable at March 31, 2006 and June 30, 2005 consisted of the following:

	March 31, 2006	June 30, 2005

Accrued receivables - producer fees	$-	$325,000
Accrued distribution, royalties and other	40,000	41,704

Total	$40,000	$366,704

At March 31, 2006 one customer accounted for the balance in accounts receivable. At June 30, 2005, one customer accounted for $325,000 of accounts receivable.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at March 31, 2006 and 2005, and related activity during the nine months ended March 31, 2006 and 2005 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during
fiscal 2006	39,587	4,665,371	474,255	5,179,213

Transfers of film costs between
categories in fiscal 2006	-	561,564	(561,564)	-

Total film costs incurred and
paid by FMLY during fiscal
2006	39,587	5,226,935	(87,309)	5,179,213

Net film cost balance before fiscal
2006 amortization and write	99,587	7,890,642	567,169	8,557,398
Offs

Less film cost amortization and
write offs during fiscal 2006	49,587	2,460,795	244,650	2,755,032

Net film cost balance at March 31,
2006	$50,000	$5,429,847	$322,519	$5,802,366

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2004	$210,499	$157,529	$426,845	$794,873

Production costs incurred during
fiscal 2005	62,084	1,431,420	1,128,756	2,622,260

Adjustment	(81,400)	-	-	(81,400)

Transfers of film costs between
categories in fiscal 2005	-	271,460	(271,460)	-

Total film costs incurred and
paid by FMLY during fiscal
2005	(10,316)	1,702,880	857,296	2,540,860

Net film cost balance before fiscal
2005 amortization and write-
offs	191,183	1,860,409	1,284,141	3,335,733

Less film cost amortization and
write-offs during fiscal 2005	82,464	546,457	395,264	1,024,185

Net film cost balance at March 31,
2005	$108,739	$1,313,952	$988,877	$2,311,548

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of film cost amortization and write-downs for the three months and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Released Projects - Amortization
After Sex	285	5,385	5,740	5,385
Held for Ransom	390	5,379	5,774	5,379
Speedway Junkie	2	10	4	9,546
16 Blocks	36,729	-	36,729	-
Good Advice	111	26,694	333	26,694
Other	68 6868 6 668		1,007	-

Total	37,585	37,468	49,587	47,004

Projects in Development, In-Production, or Pre-Production
16 Blocks	7303	-	142,632	-
The Tenant	600		1,279,621
Wickerman	463	-	288,733	-
The Contract		-	255,314	-
88 Minutes	28,590	-	428,968	-
Saturday Night Special		-	93,942	-
Amityville Horror After 25 Years	-	-	-	311,837
Today We Die	-	-	-	188,634
Rin Tin Tin	101,920	-	101,920	-
Submerged	-	-	-	291,741
Lonely Hearts	-	58,298	-	58,298
Total of other individual
projects with total original costs
less than $40,000	28,696	51,358	114,315	126,671

Total	167,572	109,656	2,705,445	977,181

Total all projects	$205,157	$147,124	$2,755,032	$1,024,185

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at March 31, 2006 and June 30, 2005:

	March 31,	June 30
	2006	2005

The Tenant	-%	37%
Borderland	81	22
White Air	6	7
Wickerman	4	7
88 Minutes	-	5
Total of other individual projects less than 5%	9	22

Total	100%	100%

Following is an analysis of revenues, by project, for the three months and nine months ended March 31, 2006 and 2005

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Producer Fees
Wickerman	$-	$-	$300,000	$-
The Contract	-	-	300,000	-
88 Minutes	-	-	400,000	-
Amityville Horror After 25 Years	-	-	-	500,000
Submerged	-	-	-	300,000
Today We Die	-	-	-	200,000
The Tennant	-	-		12,000
Lonely Hearts		100,000		100,000

Total producer fees / film revenue		100,000	1,000,000	1,112,000

Royalties and Other Revenue
Royalties	15,739	11,965	20,384	270,522
Film production service fees Net Income participation revenues	- 110,000	- -	5,250 110,000	- -
Distribution revenue	105,464	-	1,405,394	-

Total royalties and other revenue	121,203	11,965	1,431,028	270,522

Total revenue	$121,203	$111,965	$2,431,028	$1,382,522

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

During the nine months ended March 31, 2006 FMLY received $800,000 of advances from E F F Partners LLC, $72,500 of advances from Scorched Earth Entertainment, and $125,000 of advances from Freedom Films. As of March 31, 2006 the balance outstanding of notes and loans payable under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC

The Tenant	$-	$ - -	$ - -	$68,486
Borderland	1,799,719	572,500	2,355,8165	-
White Air	-	-	-	346,514
Wickerman	250,000	- -	- -	-
Room Service	130,000	-	-	-
Day of the Dead	-	-	-	300,000
Rin Tn tin	-	-	-	85,000
	$2,179,719	$572,500	$2,355,816	$800,000

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

During the quarter ending March 31, 2006, Freedom Films invested $125,000 and Scorched Earth invested $72,500 into the “Borderland “ film project and E F F Partners LLC invested an additional $500,000 in various projects.

7. Convertible Notes Payable

During the year ended June 30, 2005, the Company issued notes to third parties. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note  Amount of Notes   Conversion Price(1) Term of Note

November 9, 2004   $2,000,000    $0.15 or 80%    2 years

Date of
Warrants Issued   Number of Warrants  Exercise Price  Term of Warrants

November 9, 2004   6,666,667   $0.12   5 years
November 9, 2004   16,666,667   $0.15   5 years

(1) = the conversion price is the lower of the set price or 80% of market closing price.

The notes contain provisions on interest accrual at the "prime rate" published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than ten percent (10%). Interest is calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a "Repayment Date") and on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events. As of March 31, 2006, the Company has incurred no liquidating damages.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7.	Convertible Notes Payable, continued

Debt Features

The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding Principal Amount of this Note, together with interest and fees due hereon, into shares of Common Stock.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the years ended June 30, 2005 and March 31, 2006 the Company accreted $285,002 and $199,552, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance were as follows:

Date of       Initial
Warrants Issued   Number of Warrants  Value at Issuance  Volatility Factor

November 9, 2004    6,666,667   $104,984   39%
November 9, 2004   16,666,667   $187,959   39%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at June 30, 2005 and March 31, 2006, the company used the closing price of $0.05 and $0.016, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 36% and 117%, respectively. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2005, had decreased to a fair value of $55,993, due in part to a decrease in the market value of the Company's common stock to $0.05 from $0.075 at issuance of the November 9, 2004 amount, which resulted in an "other income" item of $236,950 on the Company's books. The warrant derivative liability at March 31, 2006, had increased to a fair value of $116,197, due in part to a decrease in the market value of the Company's common stock to $0.016 from $0.05 at June 30, 2005 and an increase in volatility to 117% from 36%, which resulted in an "other expense" item of $60,204 on the Company's books.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. Convertible Notes Payable, continued

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

     Initial
Date of Note  Amount of Notes   Value at Issuance  Carrying Value

November 9, 2004    $2,000,000  $ 674,158   $ 1,032,899

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at June 30, 2005, the company used the closing price of $0.05 and the respective conversion price, a remaining term coinciding with each contract. For the year ended June 30, 2005, due in part to an decrease in the market value of the Company's common stock to $0.05 from $0.075 at issuance of the November 9, 2004 note, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $403,960. At June 30, 2005, the estimated fair value of the debt features was approximately $1,078,118. For the nine months ended March 31, 2006, due in part to a decrease in the market value of the Company's common stock to $0.016 from $0.05 at June 30, 2005, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $269,433. At March 31, 2006, the estimated fair value of the debt features was approximately $808,685.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. Convertible Notes Payable, continued

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the company.

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the year ended June 30, 2005, we recorded an other expense item of $403,960 and an other income item of $236,950, related to the increase in value of the debt features and decrease in value of the warrants. For the nine months ended March 31, 2006, we recorded other income of $269,433 and $60,204, related to the decrease in value of the debt features and decrease in value of the warrants.

For the year ended June 30, 2005 and nine months ended March 31, 2006, the company recorded $285,002 and $199,552, respectively, of interest expense related to the accretion of debt related to the convertible financing. The accretion amount for the nine months ended March 31, 2006 has been adjusted based on the approximately $770,133 of conversions of debt to equity by the holder of the debt and the approximate $214,562 of debt discount associated with the converted debt.

8.  Restatement

At June 30, 2005, and during the three and nine month periods ended March 31, 2005, the Company improperly accounted for derivative financial instruments. According the accompanying financial statements for the three and nine months ended March 31, 2005 and at June 30, 2005, are restated. The adjustments had no impact on revenue or income from operations. Following is an analysis of the adjustments:

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8.  Restatement, continued

Income Statement Effect
	Three	Nine
	Months	Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2005	2005

Net income (loss) as
previously reported	$(535,054)	$(789,654)	$(1,028,678)

Income (expense) from
change in value of
derivative financial
instruments	(283,489)	(330,982)	(167,010)

Change in interest expense
as a result of accretion of
debt discount	(54,861)	(62,479)	(111,538)

Amortization of loan costs	(31,962)	(47,943)	(79,905)

Net income (loss) as restated	$(905,366)	$(1,231,058)	$(1,387,131)

Net change - income (loss)	$(370,312)	$(441,404)	$(358,453)

Weighted average number of
common shares outstanding
Basic and diluted	89,537,254	88,323,750	88,626,295

Net income (loss) per share as
previously reported	$(0.01)	$(0.01)	$(0.01)

Net income (loss) per share as
restated	$(0.01)	$(0.01)	$(0.02)

Balance Sheet Effect
	March 31,		June 30,
	2005		2005

Increase in total liabilities	$1,075,692		$992,741

Decrease in stockholders' equity	$1,075,692		$992,741

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

9. Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the nine month period ended March 31, 2006, these executive officers received compensation totaling $709,895, under these contractual arrangements. This compensation is reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

10. Non-Cash Investing and Financing Activities

During the nine month period ended March 31, 2006, FMLY issued 79,963,727 shares of common stock to convert $137,787 of accrued interest and of $770,132 of debt principal to equity. An additional 7,166,000 shares were issued to employees and consultants.

11.	Subsequent Events

 In April 2006, 20,000,000 shares were issued to consultants valued at $262,000 or $.0131 per share.

In May 2006 an investor loaned the FMLY $400,000 for period of one year effective
April 1, 2006 for which FMLY received net of interest, $375,000.

In May 2006, we received $1,000,000 for bonus producer fees of which $600,000 was paid out to executive officers under their contractual arrangements

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

Freedom Films invested $2,000,000 in May 2005 and $148,895 in September 2005(We received an additional $125,000 in January 2006) directly into Borderland USA. This agreement calls for Freedom Films to get a proportional share of net profits generated by the movie.

EFF Partners LLC received $300,000 in October 2005 from an outside investor of which $272,514 was invested in White Air and in February 2006 received from an outside investor $500,000 of which $85,000 was invested in Rin Tin Tin, $75,000 was invested in White Air, and $ 300,00 was invested in Day of the Dead.

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

RESULTS OF OPERATIONS

Three Months Ended Marsh 31, 2006 Versus Three Months Ended March 31, 2005

The Company’s operating revenue for the three months ended March 31, 2006 was $121,203 compared to $111,965 for the same period ended March 31, 2005, for a increase of $9,238 (8%). The increase was attributed to and increase in royalty income. No films have been placed into production for the three-month period ending March 31, 2006. Film revenues by their nature fluctuate from period to period. The revenue for this period is attributable to a management fee.

Costs relating to the operating revenues were $205,157 for the three months ending March 31,2006 as compared to $147,124 for the same period ending March 31, 2004 for an increase of $58,033 (39%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross margin for the three-month period ended March 31, 2006 was $(83,954) as compared to $(35,159) for the same period ended March 31,2005 for a decrease of $48,795 (139%). The decrease in gross margin is directly attributable to the lack of film revenues plus an increase film amortization over the same period prior year.

FMLY’s selling, general administrative expenses for three months ended March 31, 2006 was $587,886 as compared to $392,041for three months ended March 31, 2005, for an increase of $195,845 (50%). The increase was attributable to increases in: 1) salaries, contract and temporary staff of $23,693 (45%); 2) medical benefits of $18,054 (59%); 3) travel of $11,284 (2,178%); 4) dues and subscriptions of $5,792 (273%); 5) equipment rental of $8,397 (139%) 6) office expenses of $16,449 (159%) 7) business consulting expense and fees of $197,896 (1,989%), 8) promotion and publicity of $12,028 (88%), and 9) film festival expense 14,970 (40%) offset by decreases in: 1) public relation - SEC of $89,869 (97%), 2) transfer agent fees of $18,066 (92%) and miscellaneous items of $4,783.

Other income (expense) of $149,565 for the three months ended March 31, 2006 as compared to $ (478,166) for the three months ending March 31, 2005 for an increase in income of $493,131 (103%),. The increase was primarily the result of, 1) the change in value of the derivative financials of $$405,357 (143%) 2) a decrease in interest expense of $$224,728 (114%) offset by a decrease in interest income of $2,354. The pickup from the change in value of the derivative financials, is a result of debt conversions into equity during the third quarter.

The Company reported a net loss of $522,275 for the three months ended March 31, 2006 as compared to a net loss of $(905,366) for the same period ended March 31, 2005.

Nine Months Ended March 31, 2006 Versus Nine Months Ended March 31, 2005

The Company’s operating revenue for the nine months ended March 31, 2006 was $2,431,028, as compared to $1,382,522 for the same period ended March 31, 2005 for an increase of $1,048,506 (75%). The increase was mainly attributed an increase in distribution revenue of $1,405,394, and film production fees of $5,250, offset by a decrease in royalties of $250,138 and a decrease in producer fees of $112,000.

Costs relating to the operating revenues i.e. film amortization and/or film write-off costs) were $2,755,032 for the nine months ended March 31, 2006 as compared to 1,024,185 for the same period ended March 31, 2005 for an increase of $1,730,847 (169%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5).

The Company's gross margin for the nine-month period ended March 31, 2006 was $(334,004) as compared to $358,337 for the same period ended March 31, 2005 for a reduction of $692,341 (191%). The reduction in gross margin is directly attributable to an increase in film amortization. .

Selling, general and administrative expenses were $1,241,572 for the nine months ended March 31, 2006 compared to $977,155 for the same period ended March 31, 2006 for an increase of $264,417 (27%) The increase in selling, general and administrative expenses was attributable to increases in 1) salaries, contract and temporary staff of $51,353 (32%); 2) medical benefits of $37,667 (43%); 3) business consulting expense and fees of $234,462 (2,565%); 4) publicity and promotion of $57,162 (125%); 5) rent of $4,347 (8%); 6) travel and entertainment of $18,336 (95%) and miscellaneous items of $603; offset by decreases in 1) public relations - SEC of $98,184 (89%); 2) copying and administrative of $18,484 (64%); 3) film and festival of $5,449 (9%); and 4) intern recruiting of $17,396 (69%).

Other income (expense) of $269,218 for the nine months ended March 31 2006 as compared to $(612,240) for nine months ended March 31, 2005. The increase was primarily the result of, 1) the change in value of the derivative financials of $821,469 (134%) offset by 2) an increase in interest expense of $194,772 (68%), and a decrease in interest income of $2,4174.. The pickup from the change in value of the derivative financials is a result of debt conversions into equity during the third quarter.

The Company reported a net loss of $1,834,794 for the nine months ended March 31, 2006 as compared to a net loss of $1,231,058 fir an increase loss of $603,736 (49%) for the same period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities for the nine months ended March 31, 2006 amounted to ($3,555,715) which mainly consists of the net loss of $1,834,794 plus the following: 1) $209,229, change in derivative financial instruments, 2) $5,179,213 increase in film costs, 3) $43,486 increase in other assets, 4) $123,308 decrease in accounts payable and accrued liabilities, offset by 1) $18,895 increase in depreciation expense, 2) $2,755,032 amortization of film costs, 3) $109,200 stock issued for compensation, 4) $624,484 accretion of debt discount and conversion of accrued interest in equity, and 5) $326,704 decrease in accounts receivable,

Net cash provided by investing activities for the nine months ended March 31, 2006 amounted to $2,444,262. This represents $2,463,011 released from restricted cash and the purchase of equipment for $18,749.

Cash provided by financing amounted to $977,662. This consisted of $2,277,692 pf proceeds from notes payable related to production of the film Borderland, White Air, Rin Tin Tin and Day of the Dead and a payment of $1,300,000 representing the note for the film Tenent..

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $350,000. At March 31, 2006 FMLY had outstanding commitments of approximately $ 350,000.

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

The recurring cash commitments of FMLY at March 31, 2006 are as follows:

Future annual debt maturities (including the convertible notes):

Year Ending
March 31,

2006	$1,810229

Total	$1,810229

Accounts payable and accrued liabilities:

Description

Accounts payable	$75,664
Accrued Interest, professional fees and other

Total	$75,664

Future annual minimum lease payments under operating leases:

Period Ending
March 31,

2006	$51,874
2007	81,324
2008	81,324

Total	$214,522

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits	$48,500
Rent	7,410
Parking	1,580
Equipment rental	4,200
Telephone and communications	2,560
Directors, officers and corporate insurance	5,650
Accounting and auditing	6,500

Total	$76,400

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, r 2006, is approximately $115,000 (includes the above fixed cost estimate of $76,400) a month for a twelve month total of $1,380,000. The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenants”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants”. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005. At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland, Scorched Earth invested $500,000 in Borderland, and E F F Partners, LLC invested $271,514 in White Air. In January 2006, Freedoms Films invested an additional $125,000 in Borderland and Scorched Earth invested an additional $72,500 into Borderland and in February, 2006 E F F Partners, LLC invested in Rin Tin Tin $85,000 , White Air, $75,000 and Day of the Dead $300,000.

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

  (b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes and warrants and their related debt derivatives pursuant to EITF 19 and SFAS 133 which resulted in significant changes in the financial statements, those financial statements should not be relied upon. Accordingly, Family Room Entertainment Corporation restated its June 30, 2005 year end financials and it March 31, 2005 financials in this Form 10QSB (see Footnote 8) and will restate the September 2005 and December 2005 10QSB’s financial results prospectively. A Form 8-K with be filed shortly.

To avoid a reoccurrence of this issue, Family Room Entertainment Corporation has retained an outside CPA firm to value its convertible notes, warrants and debt derivatives on a quarterly basis.

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

During the three month period ending March 31, 2006, the following shares were issued:

54,208,508 shares were issued for the retirement of $442.272 in debt and for the payment of $84,408 in related interest expense.

2,916,000 shares were issued to consultants valued at $45,500 or $0.0156 per share.

2,000,000 shares were issued to officers valued at $31,200 or $0.0156 per share.

Subsequent issuances:

In April 2006, 20,000,000 shares were issued to consultants. The shares were valued at $262,000 or $0.0131 per share.

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

/s/ George Furla Director, Chief Executive  May 22, 2006
George Furla  Officer, President and Chief
  Accounting Officer

/s/ Randell Emmett   Director, Chief Operating    May 22, 2006
Randell Emmett  Officer, Assistant Secretary

/s/ Stanley Tepper     Executive of
Stanley Tepper Finance & Accounitng
& Chief Financial Officer  May 22, 2006