Form 10KSB/A
period 2005-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2006-07-03
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
Amendment 1

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

As of June 14, 2006, 197,845,649 shares of the issuer’s common stock were outstanding.

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

Family Room Entertainment Business Overview

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

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

“After Sex” and “Held for Ransom”: Under an April 29, 2002 loan agreement, FMLY was assigned Miracle Entertainment’s interest in “After Sex” and “Held for Ransom”. At the time of the loan agreement, Miracle Entertainment had a three-year US distribution agreement with Blockbuster Entertainment covering both pictures and a twenty-five year foreign distribution/sales agency agreement with Cutting Edge Entertainment covering both pictures. The Blockbuster Entertainment agreement with has since lapsed (and thus ended the “first cycle” of distribution within the United States). FMLY recently completed a US distribution agreement covering both films with Platinum Disc for home video/DVD market distribution. FMLY is hopeful that the agreement with Platinum Disc will generate royalty payments within the next 12 months, however no royalties have yet been received.
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

On May 5, 2005 FMLY announced that it had reached an agreement in principal with Darryl J. Quarles to write two screenplays on a speculative basis. The pictures would be produced by FMLY’ Randall Emmett and George Furla in association with Quarles. Subject to cast, the pictures are slated for production in early 2006. Emmett and Furla are currently Executive Producing “LONELY HEARTS” starring John Travolta, James Gandolfini and Salma Hayek. Later this month, Emmett/Furla will commence principal photography on the Bruce Willis action-er, “16 BLOCKS” with Richard Donner (“LEATHAL WEAPON” & “MAVERICK”) directing. Quarles recently wrote “THE LOVE GOD” for Imagine Entertainment. Mary L. Aloe and Jeff Rice brought Quarles’ two pictures to Emmett/Furla Films. Aloe and Rice will also serve as Executive producers on the two pictures.

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

On November 23, 2004 FMLY announced that two of its wholly owned motion picture copyrights, “AFTER SEX” and “HELD FOR RANSOM”, had completed their “first cycle” of distribution within the United States and that all rights (including the television and the home video/DVD rights) are now available to us for re-licensing. Within the entertainment industry, distribution cycles are described (i.e. “first cycle,” “second cycle,” etcetera) in terms of the number of times the actual copyright and the exploitation rights are “cycled” through a particular distribution territory or medium, without regard to how many times the underlying motion picture copyright in question changes hands. With respect to the FMLY titles “After Sex” and “Held for Ransom,” those copyrights were exploited through their “first cycle” of distribution by their previous owner, who had no revenue sharing agreement in place with FMLY. Once the contracts executed by the previous owner had lapsed, FMLY, who had subsequently become the owner of the copyrights in question during the “first cycle,” became free to exploit the “second cycle” of distribution which is currently being negotiated.

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

On September 29, 2004, FMLY gave a status report on projects that are in development and/or slated for production in fiscal year 2005. The following projects are in active production or are slated to be in active production for a third party production entity during the calendar year 2004: “SUBMERGED,” starring Steven Seagal; “THE AMITYVILLE HORROR;” “MERCENARY,” also starring Steven Seagal; and “88 MINUTES”. FMLY, through various subsidiaries, was in active development on the following projects: “THE CONTRACT” for two-time Academy Award nominee, Bruce Beresford, to direct; “MICRONAUTS,” based on the 1970s and 80s toy line and in the subject of almost 200 Marvel Comics issues; “ROOM SERVICE,” based on the novel by Beverly Brandt; and “RIN TIN TIN,” based on the true story of the abandoned puppy found a World War I battlefield.

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

Subsequent News Releases

On May 19, 2006, FMLY announced, in conjunction with a third party financier, that four-time Golden Globe Nominee SCARLETT JOHANSSON had signed on to star in Oscar Winner BARRY LEVINSON’s “BRILLIANT” written by Gillian Gorfil and Elizabeth Shorten, based on a story by Gillian Gorfil and Nicholas Lorentz. BRILLIANT is a fast-moving battle of wits in which a female jewel thief (Johansson) teams up with a daring conman to pull off the biggest heist in history; but nothing is quite as it seems and there is more than one twist in this sexy tale. Emmett/Furla Films will provide producing services in connection with the pic.

On May 2, 2006, FMLY announced, in conjunction with a third party financier, that they had acquired the rights to produce and distribute a feature film based on the “Red Sonja” property as well as exploit the allied and ancillary rights. Based on a character by Sword and Sorcery legend Robert E Howard, Red Sonja was introduced into Marvel's "Conan the Barbarian" comics in 1973, and was soon given her own title series. In the years that followed, Red Sonja became an iconic figure in the Comic Book and Fantasy genre's. In 2005 Dynamite Entertainment launched a new Red Sonja comic book series with great success. Red Sonja has consistently been the best selling mainstream independent comic book since its launch in July 2005. Featuring a stunning array of talent, the book launched with a “#0” issue - and sold in excess of 240,000 copies. Along with comics, other Red Sonja merchandise has been released including: trading cards, collectible statues, high-end lithographs and more.
On May 01, 2006 FMLY announced that the Irwin Winkler helmed pic, “HOME OF THE BRAVE,” had wrapped production in Spokane, Washington. The pic stars: Sam Jackson, Jessica Biel, Christina Ricci, Chad Michael Murray with Curtis “50 Cent Jackson and Brian Presley. The pic will be distributed by Millennium Films, who along with another third party, financed the pic.

On April 26, 2006, FMLY, in conjunction with a third party financier, announced that Evan Rachel Wood will co-star with Academy Award winner Michael Douglas in "King of California," written and directed by Michael Cahill. Fellow Academy Award winner Alexander Payne and fellow nominee Michael London will produce the picture. Wood will co-star as “Miranda” in the bittersweet comedy about a teenage girl and her eccentric father, played by Douglas, whose obsession with buried treasure in the San Fernando Valley takes over both their lives. Wood, who garnered rave attention for her role in TV’s “ONCE AND AGAIN” and who was nominated for a Golden Globe for her performance in “THIRTEEN” The picture will principal photography on May 2nd in Los Angeles, CA.
On March 23, 2006 FMLY announced that they have come to agreement with a third party financier to produce the motion picture ”MICROWAVE PARK.” The pic is the story of four narcotic detectives who walk a thin line between cop and gangster--placing them in the crossfire between gangs and the FBI. When a police psychologist gets involved, she alone puts together the pieces of the puzzle and is forced to choose between covering up the crimes or bringing the truth to light.

On February 13, 2006 FMLY presented a status report on projects in development and/or slated for production in calendar year 2006. At that time, FMLY stated that Warner Brothers and Alcon Entertainment would release the Richard Donner directed picture, ”16 BLOCKS,” nation-wide on March 3, 2006. The Picture, on which Emmett/Furla Films provided producing services, stars Bruce Willis, Mos Def and David Morse. The following projects, which Emmett/Furla Films also provided producing services in connection with, have completed principal photography and are currently in post-production: “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute (“IN THE COMPANY OF MEN”); “THE CONTRACT,” starring John Cusack and Academy Award winner Morgan Freeman with Academy Award Nominee Bruce Beresford directing; and “88 MINUTES” starring Al Pacino for director John Avnet (“UP CLOSE AND PERSONAL”). The following project, which Emmett/Furla Films provided co-financing and producing services in connection with, has completed principal photography and is currently in post-production: “BORDERLAND,” which Lions Gate Films will distribute, is a horror picture based-on-a-true story. FMLY also announced that it hopes to release information on high profile projects it is currently negotiating by the end of the current quarter.

On November 07, 2005, FMLY announced in conjunction with two third party financiers that Michael Douglas will star in "The King of California," written and directed by Michael Cahill. Emmett/Furla Films (a wholly owned subsidiary of FMLY), Lone Star Film Group and Millennium will co-finance the picture. Michael Cahill will be making his feature film directorial debut on the project. He is best known for his Faulkner Prize winning novel A Nixon Man. Oscar-winner Douglas will star as "Charlie," in the bittersweet comedy about a teenage girl and her eccentric father whose obsession with buried treasure in the San Fernando Valley takes over both their lives. Principal photography for THE KING OF CALIFORNIA will commence in February 2006 in Los Angeles.

On October 31, 2005 FMLY announced that on October 27, 2005, in conjunction with two third party financiers that they have joined forces to produce “RAMBO IV.” The picture, which is slated to begin filming in the Spring of 2006, will be shot in Mexico and the United States for a budget of $50 million. This latest installment will see the character of Rambo living a quiet, reclusive existence back home in the states. But when a girl goes missing, he’s forced to abandon his quiescent lifestyle and take justice into his own hands. “Rambo IV” will bring the franchise back to its roots, with a rawness and force not seen since the original “First Blood.”

On October 10, 2005 FMLY announced its Year Ending June 30, 2005 operating results. Yearly revenues grew to $2,330,534 in 2005 from $754,435 for the prior year. Operating costs for the year which were mainly from film amortization and minor write-offs, amounted to $ 1,672,309 compared to $1,131,338 for the prior year. FMLY’s gross profit for Fiscal Year 2005 was $658,224, an increase of $1,044,127 over prior year’s loss ($385,903). FMLY's selling and general administrative expenses for fiscal 2005 were $1,369,239, as compared to $3,115,367 for the prior year. Our company's fiscal 2005 yearly net income (loss) was ($1,028,667) as compared to a loss of ($4,332,365) for fiscal 2004. FMLY then went on to announce the status of its projects in Fiscal 2005. The following projects completed production in Fiscal 2005: “LONELY HEARTS,” starring John Travolta, James Gandofini and Salma Hayek; “MERCENARY,” starring Steven Seagal; ”16 BLOCKS,” starring Bruce Willis for director Richard Donner; “THE CONTRACT,” starring John Cusack and Academy Award winner Morgan Freeman with Academy Award Nominee Bruce Beresford directing; “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute; “THE TENANTS,” starring Dylan McDermott and Snoop Doggy Dogg; “TODAY YOU DIE” starring Steven Seagal; “THE WIDOW’S LOVER,” (a/k/a “BLACK WIDOW”) starring Willem Dafoe; “BORDERLAND,” starring Jake Muxworthy, Rider Strong, Brian Presley, Sean Astin and Beto Cuevas for Lions Gate Films; and “WHITE AIR” starring Dominique Swain and Tom Sizemore. Family Room, through its various subsidiaries, is in active development in conjunction with third parties on the following projects during Fiscal 2005, and continues active development on these projects: “MICRONAUTS,” which is based on the 1970s and 80s toy line and featured in almost 200 Marvel Comics issues; “ROOM SERVICE,” based on the novel by Beverly Brandt; “TERROR TRAIN,” based on the 1980 horror classic starring Jamie Lee Curtis; “DAY OF THE DEAD,” based on the 1985 George Romero classic zombie film; “RIN TIN TIN,” based on the true-life story of Rin Tin Tin; and “88 MINUTES” starring Al Pacino and directed by Jon Avnet. During Fiscal 2005, several of FMLY’s films received acceptance to prestigious film festivals as well as other accolades: Scarlett Johansson was nominated for her performance in “A LOVE SONG FOR BOBBY LONG,” marking her third consecutive Golden Globe nomination for “Actress in a Leading Role”; “THE TENANTS” premiered at the 2005 Tribecca Film Festival; “THE WIDOW’S LOVER” (a/k/a “BLACK WIDOW”) premiered at the 2005 Venice Film Festival; and “EDISON” was the closing night film at the 2005 Toronto Film Festival

Employees

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

	HIGH	LOW
	BID	BID

Fiscal 2003
September 30, 2002	$0.54	$0.35
December 31, 2002	$0.50	$0.23
March 31, 2003	$0.27	$0.07
June 30, 2003	$0.18	$0.09

Fiscal 2004
September 30, 2003	$0.18	$0.09
December 31, 2003	$0.11	$0.09
March 31, 2004	$0.15	$0.09
June 30, 2004	$0.12	$0.09

Fiscal 2005
September 30, 2004	$0.09	$0.06
December 31, 2004	$0.09	$0.07
March 31, 2005	$0.09	$0.07
June 30, 2005

Fiscal 2006
September 30, 2005	$.05	$.03
December 30, 2005	$.03	$.01
March 31, 2006	$.02	$.01

To date, the FMLY has not declared or paid dividends on its common stock.

As of June 14, 2006 there were approximately 1,112( shareholders of record and 197,845,649 shares issued and outstanding of the FMLY’s Common Stock.

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

Transfer Agent and Registrar

FMLY’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. Managements Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

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

Convertible Debt Financing and Derivative Liabilities

FMLY reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instrument liabilities.

Plan of Operation

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $50+ million range.

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

Interest Expense for the fiscal year ending June 30, 2005 was $514,870 compared to $831,117 for the same period prior year for a decrease of $316,247. Interest expense higher in the prior year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense. Expense related to derivative financial instruments increased $167,010 over the prior year which was $0. This increase was attributable to a combination of the issuance of additional convertible debt and warrants in 2005, plus an accounting change pursuant to Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Liquidity and Capital Resources for the Year Ended June 30, 2004:

Net cash used in operating activities in fiscal 2005 amounted to $3,537,305 as compared to $1,102,743 for fiscal 2004. The use of cash for fiscal year 2005 is mainly attributable to a net loss of $1,337,417 plus the following: 1) additions to film costs of $4,253,120, 2) a decrease in accounts receivable of $247,206 and 3) a decrease in prepaid expenses and other assets of $44,761 offset by increases in the following 1) stock base payments of $190,000, 2) film amortization write offs of $1,669,809, 3) depreciation of $27,013, 4) amortization of debt costs $285,002, 5) derivative valuation adjustment of $167,010 and 6) accounts payable and accrued liabilities of $56,079.

Net cash used in investing activities for fiscal year 2005 amounted to $2,588,940. The cash use was comprised of : 1) $44,595 for purchases of computers and office furniture, as compared to $18,531 for purchases of computers and office furniture in fiscal year 2004 and; 2)a $2,544,345 use of funds for an increase in restricted cash.

Financing activities provided net cash of $6,573,266 in fiscal 2005 compared with financing activities used net cash of $1,316,711 in fiscal year 2003 for an increase of $5,256,555. The increase in fiscal 2005 was attributable mainly to an increase of proceeds for the issuance of securities of $2,000,000 and advances by third parties for projects under development of $4,929,719 offset by payment of debt issuance costs of $175,800 and payments on notes payable of $180,653.

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

The fixed and ongoing expenses of FMLY are as follows:
Future annual maturities of notes payable (including the convertible notes) at June 30, 2005:

Year Ended
June 30,		Amount

2005		$ -
2006		-
2007	November 2006 - Convertible Notes Due	2,000,000

$2,000,000

Accounts payable and accrued liabilities at June 30, 2005 and June 30, 2004:

	June 30,	June 30,
	2005	2004

Accounts payable	$ 88,098	$ 61,493
Accrued film costs	-	81,400
Accrued interest payable	109,875	-

	$ 198,603	$ 142,893

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year:

Year Ended
June 30,	Amount

2005	$ 74,074
2006	44,077

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

Events:

In May 2006 an investor loaned the FMLY $400,000 for period of one year effective,
April 1, 2006 for which FMLY received net of interest, $375,000.

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

On September 12, 2005, FMLY issued 1,176,502 shares of common stock to the Longview Fund LP for conversion of interest valued at $.0257 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On September 16, 2005, FMLY issued 3,543,017 shares of common stock to the Longview Fund LP for conversion of debt valued at $.0257 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628

On September 26, 2005, FMLY issued 964,384 shares of common stock to Alpha Capital AG for conversion of debt valued at $.0245 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On October 7, 2005, FMLY issued 3,095,126 shares of common stock to the Longview Equity Fund LP for conversion of interest valued at $.0222 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On October 7, 2005, FMLY issued 1,326,485 shares of common stock to the Longview International Equity Fund LP for conversion of interest valued at $.0222 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On October 18, 2005, FMLY issued 1,978,969 shares of common stock to Camden International Ltd. for conversion of $31,538.89 of principal and $599.58 of interest valued at $.01624 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On November 19, 2005, FMLY issued 5,593,675 shares of common stock to Lawrence Abramson for conversion of $75,000 of debt valued at $.01624 per share. The debt was assigned to Mr. Abramson by the Longview International Equity Fund and these shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On December 1, 2005, FMLY issued 1,000,000 shares of common stock to Boaz Davidson for consulting services. The stock is valued at $0.0165 per share. These shares were registered via Form S-8 on September 3, 2004, file number 333-118788.

On December 1, 2005, FMLY issued 1,000,000 shares of common stock to John Thompson for consulting services. The stock is valued at $0.0165 per share. These shares were registered via Form S-8 on September 3, 2004, file number 333-118788.

On December 13, 2005, FMLY issued 3,806,334 shares of common stock to Lawrence Abramson for conversion of $50,000 of debt valued at $.013136 per share. The debt was assigned to Mr. Abramson by the Longview International Equity Fund and these shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On February 17, 2006, FMLY issued 1,378,780 shares of common stock to the Longview Fund LP for conversion of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On February 17, 2006, FMLY issued 3,121,856 shares of common stock to the Longview quity Fund LP for conversion of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On February 17, 2006, FMLY issued 404,166 shares of common stock to the Longview International Equity Fund LP for conversion of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On February 17, 2006, FMLY issued 2,315,213 shares of common stock to Alpha Capital AG for conversion of $20,000 in principal and $1,994.52 of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 3, 2006, FMLY issued 4,916,666 shares of common stock to to various employees and consultants.for services. The stock is valued at $0.015 per share. These shares were registered via Form S-8 on September 3, 2004, file number 333-118788.

On March 3, 2006, FMLY issued 1,052,632 shares of common stock to Standard Resources Limited for conversion of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 3, 2006, FMLY issued 8,615,582 shares of common stock to Alpha Capital AG for conversion of $75,000 in principal and $7,701.59 of interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 3, 2006, FMLY issued 12,000,000 shares of common stock to the Longview Equity Fund LP for conversion of $106,284.72 of principal and $8,915.28 of interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 3, 2006, FMLY issued 4,000,000 shares of common stock to the Longview International Equity Fund LP for conversion of $33,302.78 of debt and $5,097.22 interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 6, 2006, FMLY issued 4,323,102 shares of common stock to Standard Resources Limited for conversion of $38,202.17 of principal and $3,299.60 interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 6, 2006, FMLY issued 6,355,934 shares of common stock to the Longview Equity Fund LP for conversion of $60,349.04 of principal and $667.93 of interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 3, 2006, FMLY issued 117,268 shares of common stock to the Longview International Equity Fund LP for conversion of $1,050.75 of debt and $75.03 interest valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 7, 2006, FMLY issued 8,047,063 shares of common stock to Alpha Capital AG for conversion of $77,256.99 in principal valued at $.0096 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

On March 7, 2006 FMLY issued 1,029,584 shares of common stock to the Longview Equity Fund LP for the conversion of $9,884.01 of debt at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006 FMLY issued 147,084 shares of common stock to the Longview International Equity Fund LP for the conversion of $1,412.01 of debt at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006 FMLY issued 1,176,668 shares of common stock to the Longview Fund LP for the conversion of $8,234.03 of debt and $3,061.99 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006 FMLY issued 1,176,668 shares of common stock to Lawrence Abramson for the conversion of $11,296.00 of debt at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On April 4, 2006, FMLY issued 6,000,000 shares of common stock to Jeffrey Wong for consulting services. The stock is valued at $0.0131 per share. These shares were registered via Form S-8 on March 23, 2006, file number 333-132643.

On April 6, 2006, FMLY issued 7,000,000 shares of common stock to Lawrence Abramson for consulting services. The stock is valued at $0.0131 per share. These shares were registered via Form S-8 on March 23, 2006, file number 333-132643.

On April 6, 2006, FMLY issued 7,000,000 shares of common stock to Owen Naccarato for legal services. The stock is valued at $0.0131 per share. These shares were registered via Form S-8 on March 23, 2006, file number 333-132643.

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

(b)  We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 ITEM 8B.

As a result of an accounting error in applying the proper accounting treatment in the recording of convertible notes and warrants and their related embedded derivative financial instruments pursuant to to Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which resulted in significant changes in the financial statements, those financial statements should not be relied upon. Accordingly, FMLY will restate its June 30, 2005 financials in this Form 10KSB and restate the September 30 and December 31, 2005 10QSB’s financial results prospectively. At June 30, 2004 there was no convertible debt outstanding.

To avoid a reoccurrence of this issue, FMLY has retained an independent consulting firm to value its convertible notes, warrants and debt derivatives on a quarterly basis.

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMLY

Name     Age   Executive Position Held

George Furla    44  Co-Chairman, Chief Executive
Officer and President
Randall Emmett                                     34               Co-Chairman, Chief Operating
Officer and Assistant Secretary
Stanley Tepper                                      61  Executive of Finance & Accounting /Chief Financial Officer

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

stanley tepper- Executive of finance & accounitng/ chief financial officer: Mr. Tepper has held senior management positions with various entities. During the period from February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior to that Mr Tepper has over 30 years of experience as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture, Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York. He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
George Furla Co-Chairman, Chief Executive Officer and President	2005 2004 2003	0 0 0	0 0 0	$413,758 $141,746 $100,000	0 0 0	0 0 0	$ 0 $354,166 0
Randall Emmett Co-Chairman Chief Operating Officer and Assistant Secretary	2005 2004 2003	0 0 0	0 0 0	$559,609 $180,404 $136,000	0 0 0	0 0 0	$ 0 $354,166 0
Stanley Tepper Chief Financial Officer	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$35,000 $12,500 0

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

Date June 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla   Director, Chief Executive Officer,  June 30, 2006
George Furla  President and Chief Accounting Officer

/s/ Randall Emmett Director, Chief Operating Officer   June 30, 2006
Randall Emmett  Assistant Secretary

/s/ Stanley Tepper Executive Finance & Accounitng
Chief Financial Officer   June 30, 2006
Stanley Tepper

Exhibit 31.1
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14(A) (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, George Furla, certify that:

The undersigned certifies that:

1. I have reviewed this annual report on Form 10-KSB of Family Room Entertainment Corporation (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data, and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: June 30, 2006
/s/ George Furla
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(A) ( SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Stanley Tepper, certify that:

The undersigned certifies that:

1. I have reviewed this annual report on Form 10-KSB of Family Room Entertainment Corporation (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4. The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data, and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: June 30, 2006
/s/ Stanley Tepper
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Family Room Entertainment Corporation, a New Mexico corporation (the “Company”), on Form 10-KSB for the year ending June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, George Furla, Chief Executive Officer of the Company do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge and belief:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 30, 2006

/s/ George Furla
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Family Room Entertainment Corporation, a New Mexico corporation (the “Company”), on Form 10-KSB for the year ending June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, Stanley Tepper, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), that to the best of my knowledge and belief:

(1)The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: June 30, 2006

/s/ Stanley Tepper
Stanley Tepper Chief Financial Officer

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended June 30, 2005 and 2004

FAMILY ROOM ENTERTAINMENT CORPORATION

TABLE OF CONTENTS
______________________________________________________________________________________

  Page

Report of Independent Registered Public Accounting Firm                            F-3

Consolidated Balance Sheets as of June 30, 2005 and 2004                            F-4

Consolidated Statements of Operations for the years ended June 30, 2005 and 2004                                         F-5

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2005 and 2004                       F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2005 and 2004                                        F-7

Notes to Consolidated Financial Statements                                     F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Family Room Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Family Room Entertainment Corporation (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 18 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended June 30, 2005 related to derivate financial instruments issued by the Company during the fiscal year ending June 30, 2005.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
October 11, 2005 (except for the effect of the matters related to the issuance of derivative financial instruments discussed in Notes 2, 8, 16 and 18, as to which the date is June 21, 2006).

F3

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004

ASSETS
	2005	2004
	(As restated)

Cash and cash equivalents	$736,870	$289,849
Restricted cash	2,544,345	-
Accounts receivable, net	366,704	119,498
Film costs, net	3,378,185	794,873
Property and equipment, net	56,540	38,958
Prepaid expenses and other assets	44,936	175

Total assets	$7,127,580	$1,243,353

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Notes payable under film participation agreements	$4,929,719	$-
Notes payable and convertible debt, net of debt discount of $756,600 and $-0-	1,067,600	180,653
Accounts payable and accrued liabilities	198,972	142,893
Derivative financial instrument liabilities	1,158,898	-
Total liabilities	7,355,189	323,545

Commitments and contingencies

Stockholders' equity
Common stock: $0.01 par value, 200,000,000 shares
authorized, 89,537,254 and 87,037,254 shares
issued and outstanding at June 30, 2005 and
2004, respectively	895,373	870,373
Additional paid-in capital	17,609,454	17,444,454
Accumulated deficit	(18,732,436)	(17,395,019)

Total stockholders' (deficit)/equity	(227,609)	919,808

Total liabilities and stockholders' (deficit)/equity	$7,127,580	$1,243,353

The accompanying notes are an integral part of these consolidated financial statements

F-4

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Ended June 30, 2005 and 2004

	2005	2004
	(as restated)

Film revenue	$2,330,534	$745,435

Operating cost - amortization of film costs	1,669,809	1,131,338

Gross margin	660,725	(385,904)

Selling, general and administrative expenses	1,371,740	3,115,367

Loss from operations	(711,015)	(3,501,271)

Other income and (expense)
Interest income	5,764	22
Interest expense	(514,870)	(831,118)
Change in value of derivative financial instruments	(117,296)	-
Total other income and expense, net	(626,402)	(831,096)

Net loss	$(1,337,417)	$(4,332,366)

Weighted average number of common shares
outstanding - basic and diluted	88,626,295	43,982,613

Net loss per common share - basic and diluted	$(0.02)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements

F5

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2005 and 2004

			Additional
	Common Stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at June 30, 2003	24,187,536	$241,875	$12,707,710	$(5,437)	$(13,062,653)	$(118,505)

Common stock issued for
cash	15,450,544	154,505	890,140	-	-	1,044,645

Amortization of deferred
compensation	-	-	-	5,437	-	5,437

Value of beneficial
conversion feature and
warrants on convertible
debt	-	-	679,856	-	-	679,856

Common stock issued for
legal and consulting
services	9,443,142	94,431	878,395	-	-	972,826

Common stock issued upon
conversion of debt	23,122,698	231,228	1,175,854			1,407,082

Common stock issued for
employee compensation	14,833,334	148,334	1,112,499	-	-	1,260,833

Net loss	-	-	-	-	(4,332,366)	(4,332,366)

Balance at June 30, 2004	87,037,254	870,373	17,444,454	-	(17,395,019)	919,808

Common stock issued for
consulting services	2,500,000	25,000	165,000	-	-	190,000

Net loss, as restated	-	-	-	-	(1,337,417)	(1,337,417)

Balance at June 30, 2005	89,537,254	$895,373	$17,609,454	$-	$(18,732,436)	$(227,609)

The accompanying notes are an integral part of these consolidated financial statements

F6

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended June 30, 2005 and 2004

	2005	2004
	(as restated)

Cash flows from operating activities:
Net loss	$(1,337,417)	$(4,332,366)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation expense	27,013	24,000
Amortization of film costs	1,669,809	1,131,338
Stock-based compensation	-	2,239,096
Common stock issued for services	190,000	-
Common stock issued for accrued interest	-	31,082
Derivative valuation adjustment	117,296	-
Amortization of loan costs	285,000	772,793
Increase/decrease
Accounts receivable	(247,206)	(69,498)
Film costs	(4,253,120)	(881,876)
Other assets	(44,761)	37,976
Accounts payable and accrued liabilities	56,079	(55,288)

Net cash used by operating activities	(3,537,305)	(1,102,743)

Cash flows from investing activities:
Increase in restricted cash	(2,544,345)	-
Purchase of property and equipment	(44,595)	(18,531)

Net cash used by investing activities	(2,588,940)	(18,531)

Cash flows from financing activities:
Proceeds from notes payable	4,929,719	-
Payments on notes payable	(180,653)	(115,372)
Payments on notes payable to stockholders	-	(323,562)
Proceeds from convertible debentures	2,000,000	711,000
Payment of debt issue costs on convertible debentures	(175,800)	-
Proceeds from sale of common stock	-	1,044,645

Net cash provided by financing activities	6,573,266	1,316,711

Increase in cash and cash equivalents	447,021	195,437

Cash and cash equivalents at beginning of year	289,849	94,412

Cash and cash equivalents at end of year	$736,870	$289,849

The accompanying notes are an integral part of these consolidated financial statements

F7

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Family Room Entertainment Corp. (“FMLY”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

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

F8

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

F9

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

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation ”. FMLY applies the disclosure only provisions of SFAS No. 123.

F10

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

Accounts receivable arise primarily from transactions with customers in California. FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain. Collateral is not required for credit granted. Accounts receivable at June 30, 2005 and 2004 arose from transactions with two customers (see footnote 14).

            Convertible Debt Financing and Derivative Liabilities

FMLY reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the convertible debt holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the convertible notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they are required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instrument liabilities.

F11

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

F12

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

Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan is expensed based upon the fair market value of the stock option. The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

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

F13

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

F14

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

F15

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________

5. Film Costs and Revenue, continued

Following is an analysis of film cost amortization and write-downs, by project and project type, for the years ended June 30, 2005 and 2004:

	2005	2004

Released Projects - Amortization
Amityville Horror After 25 Years	$311,827	$116,397 -
After Sex	40,413	-
Good Advice	98,926	228,258
Held for Ransom	41,020	106,896
Speedway Junkie	9,641	115,971
Submerged	291,741	-

Projects in Development, In-Production, or Pre-Production
16 Blocks	270,981	-
Control	-	121,390
Edison	-	177,002
Lonely Hearts	62,941
Mercenary	117,271	-
Today We Die	188,634	-
Windfall	-	49,807
Total of other individual projects with
costs less than $40,000	236,414	215,617

Total all projects	$1,669,809	$1,131,338

Following is an analysis of the events and circumstances that lead to the amortization, write-down or write-off of individually significant projects (projects with capitalized costs of at least $40,000) in 2005 and 2004:

“Amityville Horror After 25 Years” - In early 2004 FMLY developed this film project; however, management decided not to go forward with it and wrote-off the entire project during the development stage. Subsequent to the write-off, opportunities arose for additional development and sale of the project. Accordingly, FMLY completed the development of the project and the project was sold in 2005.

“Good Advice” - In both 2005 and 2004, FMLY made downward revisions to its estimate of future revenues to be derived from this film and wrote the carrying value of the project down to reflect those revised estimates. During the years ended June 30, 2005 and 2004, FMLY recognized write downs of $102,810 and $228,258, respectively.

“Held for Ransom” - In 2005, management made downward revisions to its estimate of future revenues to be derived from this films and wrote the carrying value of the projects down to reflect those revised estimates. Accordingly, at June 30, 2005 a write-down of $35,435 was taken with regard to this project.

F16

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs and Revenue, continued

“Speedway Junkie” - FMLY wrote this project off in 2004 when management determined that no additional revenues were likely from this project.

“Submerged” - went into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

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

Following is the percentage make-up of net film costs at June 30, 2005 and 2004:

F17

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs and Revenue, continued

	2005	2004

The Tenants	37%	-%
Borderland	22	-
White Air	7	-
Wickerman	7	-
Submerged	-	23
Shottas	-	19
Good Advice	-	13
After Sex	-	7
Held for Ransom	-	7
88 Minutes	5	5
Total of other individual projects less than 5%	22	26

Total	100%	100%

Following is an analysis of revenues, by project, for the years ended June 30, 2005 and 2004:

	2005	2004
Producer Fees
16 Blocks	$625,000	$-
Amityville Horror After 25 Years	500,000	-
Submerged	300,000	-
Mercenary Seagal Project	300,000	-
Today We Die	200,000	-
Lonely Hearts	100,000	-
The Tenants	12,000	-
Control	-	117,500
Edison	-	250,000
Out for a Kill	-	-
Belly of the Beast	-	-
Wonderland	-	-

Total producer fees / film revenue	2,037,000	367,500

Royalties and Other Revenue
Royalties	28,034	11,945
Distribution revenue	24,500	136,979
Film production service fees and consulting	241,000	229,011

	293,534	377,935

Total revenue	$2,330,534	$745,435

F18

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment at June 30, 2005 and 2004 consisted of the following:

	Life	2005	2004

Office furniture and equipment	7 years	$45,793	$11,223
Computer equipment	5 years	55,413	51,743
Software	3 years	79,409	74,054

Total		180,615	137,020

Less accumulated depreciation and amortization		124,075	98,062

		$56,540	$38,958

During the years ended June 30, 2005 and 2004, depreciation and amortization expense was $27,013 and $24,000, respectively.

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

(a) In 2005 FMLY returned/sent the $950,000 general fund monies to Tau Entertainment. The funds of $500,000 and $450,000 were wired on July 5, 2005.

Under the terms of the agreement for “The Tenants”, the investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.

F19

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable Under Film Participation Agreements, continued

For the “Borderland” film project, in proportion to their actual investment in the negative costs of the picture, investors will receive: (a) a 7% one time finance fee from the proceeds of the picture and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors’ participation in the Net Profits of the picture shall be on a proportional basis to their investment.

In addition, Tau Entertainment (Elisa Salinas) invested funds in two additional projects, the first (1) being “Wickerman”, whereby Tau invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture, and the second (2) being “Room Service” whereby they invested $130,000 in the development of the picture for which they will be re-paid if and when the picture is fully financed (by a third party) and produced, if ever.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA to be used for the production of the film project “Borderland”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the Net Profits of the picture shall be on a proportional basis to its investment.

On June 27, 2005 we received $500,000 from Scorched Earth Entertainment to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. Investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

The $950,000 shown above as general funds was repaid subsequent to year end.

F20

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Convertible Debt

Notes payable and convertible debt at June 30, 2005 and 2004 consisted of the following:

	2005	2004

Note payable to a bank under a $322,936 revolving line of credit converted to a term loan bearing interest at the banks prime rate (4.00%
at June 30, 2005) plus 1.5% per year and due in monthly installments of $5,382, plus interest through January 15, 2008. This note was collateralized by the guarantees of two major stockholders of FMLY,
Including FMLY's Chief Executive Officer, and was fully repaid in 2005	$-	$180,653

Notes payable under convertible debt agreements	1,824,200	-

Total contractual amounts of notes payable and convertible debt	1,824,200	180,653

Less un-amortized debt issue costs	756,600	-

Notes payable and long-term debt	$1,067,600	$180,653

During the years ended June 30, 2005 and 2004, the Company raised $2,000,000 and $711,000 and respectively under convertible debt agreements that include beneficial conversion features and, in certain instances, stock purchase warrants for additional shares of the Company’s common stock. The convertible debt originated in 2005 bears interest at the greater of a published prime interest rate (5.5% at March 31, 2005) plus 4.0% or 10% and is due in November 2006. The interest on the debt is due monthly beginning 90 days after initial funding. FMLY has the option of prepaying the outstanding principal amount ("Optional Redemption"), in whole or in part, by paying to the debt holder a sum of money equal to one hundred twenty percent (120%) of the principal amount to be redeemed, together with accrued but unpaid interest thereon. In addition, the debt holder has the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of the notes, together with interest and fees due hereon, into shares of FMLY common stock at $0.15 or 80% of the market closing price of the stock on the conversion date . The notes also provide for an additional increase of 2% per month following the occurrence and during the continuance of an even of default, as defined in the note agreement, as well as a provision for liquidated damages upon the occurrence of several other events as per the note agreement. These items related to the convertible notes are collectively defined as the “debt features”. The notes issued in 2005 are outstanding as of June 30, 2005 and all notes issued in March 2004 were converted during the year ended June 30, 2004. The March 2004 notes were convertible at a fixed rate of $0.07 per share.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the convertible notes on the financial statements.

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"), the debt features contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify as embedded derivative instruments at issuance and, because they did not qualify for any scope exception within SFAS 133, they were required to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

F21

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Convertible Debt, continued

At the date of issuance, the debt features had an estimated initial fair value of $674,158, which was recorded as a discount to the convertible notes and a derivative liability on our consolidated balance sheet. In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other income/(expense). The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with a closing price of $0.08, a conversion price as defined in the respective note agreement and a period of two years. Concerning the debt features, the model uses several assumptions including: historical stock price volatility, risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company's common stock to determine the estimated fair value of the derivative liability. In valuing the debt features at June 30, 2005, FMLY used the closing price of $0.05, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract. For the year ended June 30, 2005, due in part to a decrease in the market value of the Company's common stock to $0.05 from $0.08, the Company recorded an other expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $403,960. At June 30, 2005, the estimated fair value of the debt features was approximately $1,078,118.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock.

Certain of the convertible notes issued in 2005 included warrants for purchase of the Company’s common stock at $0.12 per share. The initial value of the 6,666,667 Class A warrants and 16,666,667 Class B warrants (collectively, the “warrants”) issued to originate the November 2004 funding was estimated to be $367,444, respectively. This amount has been classified as a derivative financial instrument and recorded as a liability on our consolidated balance sheet in accordance with SFAS 133. The estimated fair value of the warrants at the date of issuance was determined using the Black-Scholes option-pricing model with a closing price of $0.08, the respective exercise price of the warrants, a 5.0 year term, and a 39% volatility factor (utilizing a rolling 120 day period) relative to the date of issuance. The model uses several assumptions including: historical stock price volatility, risk-free interest rate (3.50%), remaining term to maturity, and the closing price of the company's common stock to determine the estimated fair value of the derivative liability. In valuing the warrants at June 30, 2005, FMLY used the closing price of $0.05, the respective exercise price of the warrants, the remaining term to maturity, as well as volatility factor of 36%. In accordance with the provisions of SFAS 133, FMLY is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of other income/ (expense) on its statement of operations. The warrant derivative liability at June 30, 2005, decreased to a fair value of $80,780, due in part to a decrease in the market value of the company's common stock to $0.05 from $0.08 at the date of issuance, which resulted in an other income item of $286,664.

The recorded value of the warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

During the years ended June 30, 2005 and 2004, FMLY paid cash interest expense of $6,447 and $25,325, respectively. All notes payable and long-term debt at June 30, 2005, mature in 2007 if not previously converted.

F22

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Convertible Debt, continued

FMLY periodically raises capital to participate in film projects that management feels will provide good current returns to FMLY and the potential for participation in future profits. In its capital raising activities FMLY is sometimes dependent on certain members of management and stockholders to provide or locate sources of capital. Accordingly, included in total interest charges for the year ended June 30, 2004 is $12,942 of interest expense paid or payable to a major stockholder/officer of FMLY. Also included in interest expense during the years ended June 30, 2005 and 2004 is $285,002 and $772,793, respectively, of interest expense related to the amortization of loan origination costs and discounts on convertible debt. The debt discount is being accreted using the effective interest method over the term of the note. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the reporting period.

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

The composition of deferred tax assets and the related tax effects at June 30, 2005 and 2004 are as follows:

F22

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes, continued

	2005	2004

Deferred tax assets:
Net operating losses	$3,305,763	$3,014,919
Accounts receivable - allowance for doubtful accounts	-	28,050
Valuation allowance	(3,302,763)	(3,035,274)

Total deferred tax assets	3,000	7,695

Deferred tax liabilities:
Basis of property and equipment	3,000	7,695

Net deferred tax asset	$-	$-

The difference between the income tax benefit (provision) in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2005 and 2004 is as follows:

	2005		2004
	Amount	Percent	Amount	Percent

Benefit for income tax at federal
statutory rate	$454,722	34%	$1,473,004	34%
Non-deductible stock-based
Compensation	-	0%	(761,293)	-18%
Non-deductible expenses related to convertible debt and derivative financial instruments	(153,684)	-12%	(262,750)	-6%
Other, including non-deductible
business meals and entertainment	(7,704)	- %	(1,208)	- %
Change in valuation allowance	(293,334)	-22%	(447,753)	-10%

	$-	-	$-	-

FMLY made no cash payments for income taxes during the years ended June 30, 2005 or 2004.

11. Lease Agreement

FMLY operates in leased facilities under a three-year lease agreement with a current base rental rate of approximately $6,500 per month. The lease agreement provides for two, one-year extension options and requires the payment of certain common area expenses. Total rent expense under operating leases for the years ended June 30, 2005 and 2004 was $89,625 and $84,148, respectively.

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

F23

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Lease Agreement, continued

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

F24

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

All options outstanding at June 30, 2005 and 2004 are exercisable. A summary of outstanding stock options at June 30, 2005 follows:

		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

45,000	December 2006	1.5	$0.25
100,000	June 2007	1.9	$0.25

145,000

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

F25

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stockholders’ Equity, continued

Stock Warrants

During the year ended June 30, 2004, FMLY issued warrants in connection with the funding of convertible debt. The value associated with the issuance of these warrants was treated as loan origination costs. The warrants issued during the year ended June 30, 2005 in connection the funding of convertible debt were treated as derivative financial instrument liabilities. See Note 8 for further discussion.

The following is a summary of FMLY’s stock warrant activity and related information for the years ended June 30, 2005, 2005 and 2004:

Number of
Shares
Under
Description	Warrants

Outstanding at June 30, 2003	2,500,000

Granted	8,571,428

Outstanding at June 30, 2004	11,071,428

Granted	23,333,334

Outstanding at June 30, 2005	34,404,762

All warrants outstanding at June 30, 2005 are currently exercisable. A summary of outstanding stock warrants at June 30, 2005, follows:

		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

250,000	September 2006	1.3	110% of market
1,500,000	January 2008	2.5	$3.00
750,000	January 2008	2.5	65% of market
5,000,000	January 2008	2.5	$0.50
3,571,428	January 2008	2.5	$0.13
23,333,334	November 2009	4.4	$0.12

34,404,756

F26

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Claims and Contingencies

At June 30, 2003, FMLY was a party to dispute over $50,000 of directors fees that the director of the movie, “Good Advice” claims he is owed. The requested arbitration with the Directors Guild of America and the claim was settled in 2003 for approximately $10,000.

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intends to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. The Company believes that it is unlikely that Steven Seagal and Steamroller Productions, Inc will prevail in this litigation.

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

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation based 20% - George Furla and 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by the Company to provide the underlying services. During the years ended June 30, 2005 and 2004, these executive officers received compensation totaling $973,367 and $322,150, respectively, under these contractual arrangements. This compensation is reflected in the cost of

F27

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Transactions, continued

the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

16. Non-Cash Investing and Financing Activities

During the years ended June 30, 2005 and 2004, FMLY engaged in the following non-cash investing and financing activities:

	2005	2004

Common stock issued to convert debt to equity	$-	$1,407,082

Embedded derivative financial instruments
issued as part of convertible debt issuance	1,041,602

Beneficial conversion value offset against
convertible debt and treated as an increase
to additional paid-in capital	-	471,314

Warrants issued to originate convertible debt
and treated as an increase to additional paid-in
capital and an offset against convertible debt	-	208,542

17.  Subsequent Events

Stock Issuances

In August 2005 FMLY issued 250,000 shares of common stock, valued at $11,750 ($0.047 per share) to Rosie Charbonneau for consulting services.

In September 2005, FMLY issued 9,152,501 shares of common stock in payment of $234,061 of convertible debt and accrued interest on convertible debt. The shares were valued at $0.0245 to $0.0257 per share.

New Subsidiaries

In June 2005, two new entities were created EFF Features LLC (EFFFL) and EFF Partners LLC (EFFPL) to invest in development and/or production of film projects from time to time. Family Room Entertainment Corporation (FMLY) is the Managing Member of both entities and will receive a 2% annual management fee. At June 30, 2005 both new entities were inactive.

In July 2005 EFFPL admitted a member whom contributed $300,000. EFFPL will share in the net profits of film projects invested therein on a 50/50 basis with FMLY. The first projects that EFFPL has invested in are 1) $75,000 into the Rin Tin Tin film project and 2) $190,000 into the White Air film project, which is currently in production.

F28

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Restatement

FMLY has restated its June 30, 2005 financial statements from amounts previously reported. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative financial instruments. Accordingly, warrants issued to certain investors and the conversion features of our convertible debt, have been accounted for as derivative instruments. Note 8 was revised to disclose the derivative financial instrument liabilities and provide information on subsequent changes.

FMLY is required to record the fair value of the conversion features of the convertible debt and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Change in value of derivative financial instruments.” The effect of the non-cash changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the consolidated statement of operations for the fiscal year ended June 30, 2005, was an increase in the net loss of $308,739. Basic and diluted net loss attributable to common shareholders per share for the fiscal year ended June 30, 2005 increased by $0.01. The effect on the consolidated balance sheet as of June 30, 2005 was a decrease in stockholders' equity of $943,027. In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

Balance Sheet
	As Previously
	Reported	Adjustment	As Restated
ASSETS

Cash and cash equivalents	$736,870	$-	$736,870
Restricted cash	2,544,435	-	2,544,435
Accounts receivable, net	366,704	-	366,704
Film costs, net	3,378,135	-	3,378,135
Property and equipment, net	56,540	-	56,540
Prepaid expenses and other assets	44,936	-	44,936

Total assets	$7,127,580	$-	$7,127,580

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Convertible debt, net of debt discount	$1,283,671	$(215,871)	$1,067,800
Notes payable under film participation agreements	4,929,719	-	4,929,719
Accounts payable and accrued liabilities	198,972	-	198,972
Derivative financial instrument liabilities	-	1,158,898	1,158,898

Total liabilities	6,412,162	943,027	7,355,189

Stockholders' equity/(deficit):
Common stock	895,373	-	895,373
Additional paid-in capital	18,243,742	(634,288)	17,609,454
Accumulated deficit	(18,423,697)	(308,739)	(18,732,436)

Total stockholders' equity/(deficit)	715,418	(943,027)	(227,609)

Total liabilities and stockholders’ equity/(deficit)	$7,127,580	$-	$7,127,580

F29

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Restatement, continued

	As Previously
Statement of Operations	Reported	Adjustment	As Restated

Film revenue	$2,330,534	-	$2,330,534

Loss from operations	(711,015)	-	(711,015)

Other income and (expense):
Interest income	5,764	-	5,764
Interest expense	(323,427)	(191,443)	(514,870)
Change in value of derivative financial instruments	-	(117,296)	(117,296)

Other income and expense, net	(317,663)	(308,739)	(626,402)

Net loss	$(1,028,678)	$(308,739)	$(1,337,417)

Net loss per common share:
Basic and diluted	$ (0.01)		$(0.02)

Following is the impact of the restatement on the quarterly financial statements previously filed by the Company:

As Originally Filed	September 30, 2004	December 31, 2004	March 31, 2005

Total assets	$1,306,834	$3,902,986	$4,839,343

Total liabilities	292,308	2,523,491	3,904,902

Stockholders’ equity	1,014,526	1,379,495	934,441

Film revenue	975,557	295,000	111,965
Income/(loss) from operations	49,726	(241,344)	(427,200)
Other income and (expenses), net	(5,007)	(57,975)	(107,854)
Net income/(loss)	44,719	(299,319)	(535,054)

Basic and diluted earnings/(loss) per share	0.00	(0.00)	(0.01)

As Restated

Total assets	$1,306,834	$3,902,986	$4,839,343

Total liabilities	292,308	3,220,836	4,990,908

Stockholders’ equity	1,014,526	682,150	(151,565)

Film revenue	975,557	295,000	111,965
Income/(loss) from operations	49,726	(241,344)	(427,200)
Other income and (expenses), net	(5,007)	(121,032)	(433,291)
Net income/(loss)	44,719	(362,376)	(860,491)

Basic and diluted earnings/(loss) per share	0.00	(0.00)	(0.01)

F30