Form 10KSB
period 2006-06-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2006-10-20
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006 or

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

The issuer had revenues of $ 3,432,532 for the fiscal year ended June 30, 2006.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2006 was approximately
$2,759,328 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

As of June 30, 2006, 199,824,105 shares of the issuer’s common stock were outstanding. As of September 30, 2006, 199,824,105 shares of the issuer’s common stock were outstanding.

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

FMLY has a limited number of customers. A percentage breakout of revenue by major customer follows:

Major Customers	June 30,
	2006	2005
NuImage/Millennium Films	96.07	86.78%
Lions Gate Films	0.00	0.00%
Regents Films	0.30	0.00%
Platinum Disc	0.19	1.00%
Lantern Lane	0.08	1.00%
Other	3.36	11.22%
Total Revenue	100.00%	100.00%

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

Film Project History

Acquisition of film rights: Speedway Junky, Held for Ransom and After Sex film rights were acquired from 1st Miracle Entertainment Group in settlement of debt. We acquired the films without regard to current distribution agreements because we knew the films’ first cycles were near completion. Accordingly, any obligations to third parties, with the exception of Speedway Junkie, had been satisfied. Speedway Junkie’s distribution agreement was still in effect whereby FMLY subsequently earned approximately $88,771 in royalties. In addition, we only acquired the right to 50% of Speedway’s net revenues.

FMLY negotiated new distribution agreements for Held for Ransom and After Sex with Platinum Disc, a non major distribution company, for home video and DVD distribution in the US and English speaking Canada. These were new agreements and with the first royalties of $8,900 being received April 15, 2005. The documentation to allocate the funds between the movies has not been received yet. It usually takes approximately six months to one year for the distribution, sale of disks and the accounting of such sales to take place. FMLY will receive a 20% royalty of Platinum’s net revenue, if any. FMLY will incur nominal legal and delivery fees.

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

“Speedway Junkie”- On August 16, 2001, FMLY purchased a 50% interest in “Speedway Junky” from Miracle Entertainment. The purchase agreement provided FMLY the right to recover the cost of the purchase plus 50% of the revenues generated by the motion picture. Prior to FMLY’s involvement, Miracle Entertainment had entered into a twenty-five year worldwide distribution agreement with Regent Worldwide. Though the term of this distribution agreement is twenty-five years, the bulk of revenue form a movie usually comes within the first two years. Speedway’s release date was over two years ago and, although FMLY has received approximately $88,771 in royalties from this film, we are not anticipating the receipt material additional royalties.

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

FAMILY ROOM ENTERTAINMENT CORPORATION

SUMMARY OF FILM PROJECT HISTORY (1) (4)

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005	2006
Speedway Junky	Jesse Bradford,	Picture originally produced
	Jordan Brower,	by a third party financier.
1-Sep	Jonathan Taylor	FMLY subsequently
	Thomas, Tiffani	acquired 50% ownership
Theatrical	Amber Theisssen,	from the financier and
	Warren G, Daryl	receives royalties if any
Hannah

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services
			$76,979	(3)	(3)

Held For Ransom	Dennis Hopper,	Picture originally produced
	Zachery Ty Bryan,	by a third party financier.
Aug-00	Kam Heskin,	FMLY subsequently
	Jordan Brower,	acquired 100% ownership
Video/Cable	Randy Spelling,	from said third party.
	Tsianina Joelson,	receives royalties, if any.
& Morgan Fairchild
			(3-A)	$6,000	(3)
After Sex	Brooke Shields,	Picture originally produced
	Virginia Madsen,	by a third party financier.
Aug-00	D.B. Sweeney,	FMLY subsequently
	Dan Cortese,	acquired 100% ownership
Video/Cable	Maria Pitillo, &	from the financier and
	Jonathon Schaech	receives royalties, if any.
			(3-A)	$6,000	(3)

I'm Over Here Now	Andrew "Dice"	Picture produced
	Clay	by a third party financier.
Mar-00		FMLY retains profit
participation, if any.
Pay-per-View/ Video		No profit participation
payments received to date.
			(3)	(3)	(3)
Good Advice	Charlie Sheen,	Picture produced by FMLY
	Angie Harmon,	in conjunction with a third
1-Dec	Denise Richards,	party. FMLY retains
	Rosanna Arquette,	primary ownership and
Video/Cable	& Jon Lovitz	receives royalties, if any.

Good Advice Continued
Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$60,000	(3)	(3)
Ticker	Tom Sizemore,	Produced by a third party
	Steven Seagal,	financier. FMLY provided
1-Dec	Jamie Pressly, &	production services and
	Dennis Hopper	financing and received
Video/Cable		a fee and profit
participation, If any. No
profit participation to
received to date
			(3)	(3)	(3)

The Badge	Billy Bob Thornton,	Produced by a third party
(f/k/a Behind the Sun)	Patricia Arquette,	financier. FMLY provided
	& Seal Ward	production services and
2-Sep		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include the
Executive Producers		negotiation of financing
and distribution of the
picture, and consulting
services during develop-
		ment, during principal photo-	graphy, and during post	production (to ensure that,
		On behalf of the financier	and distributor, that creative	and financial resources
were fully utilized)
			(3)	(3)	(3)

Run for the Money	Christian Slater,	Produced by a third party
	Val Kilmer,	financier. FMLY provided
2-Feb	Daryl Hannah,	production services and
	Bokeem Woodbine,	received a fee and
Video/Cable	& Vern Troyer	profit participation, if any.
No profit participation
received to date.

Randall Emmett &	Production services	provided include following	:
George Furla	Negotiated for the acting	services of Val Kilmer,
Producers	Christian Slater and Daryl	Hannah; negotiated for the
	financing and distribution	of the film and provided
	consulting services during	development, during
	principal photography,	and during post production
	(to ensure that, on	behalf of the financier
	and distributor, that creative	and financial resources
were fully utilized)
			(3)	(3)	(3)

Run for the Money	Christian Slater,	Produced by a third party
	Val Kilmer,	financier. FMLY provided
2-Feb	Daryl Hannah,	production services and
	Bokeem Woodbine,	received a fee and
Video/Cable	& Vern Troyer	profit participation, if any.
No profit participation
received to date.

Randall Emmett &	Production services	provided include following
George Furla	Negotiated for the acting	: services of Val Kilmer,
Producers	Christian Slater and Daryl	Hannah; negotiated for the
	financing and distribution	of the film and provided
	consulting services during	development, during
	principal photography,	and during post production
	(to ensure that, on	behalf of the financier
	and distributor, that creative	and financial resources
were fully utilized)
			(3)	(3)	(3)

Narc	Ray Liotta,	Produced by a third party
	Jason Patric,	financier. FMLY provided
2-Dec	& Busta Rhymes	production services and
financing and received
Theatrical		a fee and profit participation,
if any. No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		on the financing of the
picture.
			(3)	(3)	(3)

The Devil and	Alec Baldwin,	Produced by a third party
Daniel Webster	Anthony Hopkins,	financier. FMLY provided
3-Mar	& Jennifer Love	production services and
Video/Cable	Hewitt	received a fee. and	profit participation, if any.
(Foreign Release)		No profit participation	received to date.
			$-	$-	$-
All I Want	Elijah Wood,	Produced by a third party
(f/k/a Try Seventeen)	Franka Potente,	financier. FMLY provided
	& Mandy Moore	production services and
3-Sep		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		consulting on the financing	of the picture.

			$-	$(3)	(3)

Out for a Kill	Steven Seagal	Produced by a third party
financier. FMLY provided
3-Aug		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-

Belly of the Beast	Steven Seagal	Produced by a third party
financier. FMLY provided
3-Dec		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-

Blind Horizon	Val Kilmer,	Produced by a third party
	Neve Campbell,	financier. FMLY provided
4-Dec	Sam Shepard &	production services and
	Faye Dunaway	received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &	Production services	provided include
George Furla	negotiating for the acting	services of Val Kilmer,
Producers	negotiating for the financing	and distribution of the
	picture and providing	consulting services during
	development, during	principal photography and
	during post production	(to ensure that, on
	behalf of the financier	and distributor, that creative
and financial resources
were fully utilized)
			$-	$-

Control	Ray Liotta, &	Produced by a third party
	William Dafoe	financier. FMLY provided
5-Feb		production services and
received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
	rights in and to the screen-	upon which the picture play
	was based and negotiating	the acting services
	agreement with Ray Liotta.	Also performed consulting
	services during principal	photography and through
	out the post production	process to assist in getting
	the picture completed on	time and within budget
			$117,500	$-	-

Love Song for Bobby Long	John Travolta &	Produced by a third party
	Scarlett Johansson	financier. FMLY provided
production services and
4-Dec		received a fee and
profit participation, if any.
Theatrical		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		in the negotiations for the
acting services of John
Travolta for the picture.
			$25,000	$-	-

The Amityville Horror	Ryan Reynolds, &	Produced by a third party
	Melissa George	financier. FMLY provided
5-Apr		development services and
received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include negotiating
Co- Executive Producers		for the acquisition of the
rights in and to the picture
and subsequently
negotiated for their sale
to NuImage.
			$110,516	$500,000

Edison	Morgan Freeman,	Produced by a third party
	Justin Timberlake,	financier. FMLY provided
6-Aug	LL Cool J, &	production services and
	Kevin Spacey	received a fee and
profit participation, if any,
in the film.
video/cable

Randall Emmett &	Production services	provided include negotiating
George Furla	for the acquisition of the	rights in and to the screen-
Producers	play upon which the picture	was based as well as
	the acting services	agreements of Morgan
	Freeman, Justin Timberlake	LL Cool J and Kevin
	Spacey. Also provided	consulting services
	during principal	photography and the post
	production process.	(to ensure that, on
	behalf of the financier	and distributor, that creative
	and financial resources	were fully utilized)
			$250,000	$-

Submerged	Steven Seagal	Produced by a third party
financier. FMLY provided
5-Jun		development services and
received a fee.

Video/Cable

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$300,000

The Tenants	Dylan McDermott,	Produced by a third party
	Snoop Doggy Dogg,	financier. FMLY provided
6-Feb	& Peter Falk	production services and
financing and received
a fee and profit
Theatrical		participation, if any, in
Distribution Guarantee		the film.			1,300,000

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating the financing
of the picture and its
distribution by NuImage.
			$-	$12,000	-

Today You Die	Steven Seagal	Produced by a third party
financier. FMLY provided
5-Sep		production services and
received a fee and profit
participation, if any, in
Video/Cable		the film

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$200,000	-

Wonderland	Val Kilmer,	Produced by a third party
	Kate Bosworth,	financier. FMLY provided
3-Oct	Lisa Kudrow,	development services and
	Josh Lucas &	received a fee.
Theatrical	Dylan Mcdermott

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		obtaining financing
and negotiating for the
distribution of the picture.
			$-	$-

Loverboy	Kyra Sdgwick,	Produced by a third party
	Kevin Bacon,	financier. FMLY provided
5-May	Sandra Bullock,	development services and
	Matt Dillon,	received a fee.
Theatrical	Oliver Platt &
Marissa Tomei

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-	-

Shottas	Ky-Mani Marley,	Produced by a third party
	Spragga Benz,	financier. FMLY provided
5-Dec	Wyclef Jean,	post-production services
(Estimated Release)	& Louie Rankin	and financing and will
receive a fee and profit
Video/Cable		participation, if any, in
the film.

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-	-

Before It Had A	William Dafoe	Produced by a third party
Name f/k/a Black		financier. FMLY provided
Widow f/ka The		development services
Widow's Lover		and received a fee.
6-Dec
(Estimated Release)

Video/Cable

Randall Emmett &		Production services
George Furla		provided include obtaining
Executive Producers		financing, negotiating for
distribution of the picture,
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$-	-

Lonely Hearts	John Travolta,	Produced by a third party
	James Gandofini,	financier. FMLY provided
7-Jan	& Salma Hayek	development services
(Estimated Release)		and received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include
Co-Executive Producers		negotiating an acting
services agreement for this
picture with John Travolta
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$100,000	-

Mercenary for	Steven Seagal	Produced by a third party
Justice f/k/a Mercenary		financier. FMLY provided
6-Apr		production services and
and received a fee.

Video/Cable		2005

Randall Emmett &	Production services	provided include
George Furla	negotiating an acting	services agreement with
Producers	Steven Segal for the	picture and providing
	consulting services during	development, and on
	location during principal	photography.
Note: We do not have a
contract on this project;
and are uncertain about
profit participation.
			$-	$300,000	-

16 Blocks	Bruce Willis	Produced by a third party
	Mos Def	financier. FMLY provided
6-Mar		production services and
and received a fee.
2005. Additionally, we
Theatrical		will receive a profit
participation, if any, in the
film.
Randall Emmett &		Production services
George Furla	provided include negotiating	the acquisition of the for
Producer/	rights in and to the screen	play upon which the picture
Executive Producer	was based as well as	the acting services
	agreements of Bruce	Willis and the directing
	services of Richard	Donner. Also provided
	consulting services	during principal
	photography and the post	production process.
			$-	$625,000	-

Borderland	Brian Presley	Picture produced by FMLY
	Jake Muxworthy	in conjunction with a third
7-Mar	Rider Strong	party. FMLY retains
(Estimated Release)	Sean Astin	50% ownership and
Theatrical	Beto Cuevas	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$-	$-	-

The Wicker Man	Nicolas Cage	Produced by a third party
	Ellen Burstyn	financier. FMLY provided
6-Sep	Leelee Sobieski	production services and	will receive a producers
		fee in the first quarter of	2006. Additionally, we
		will receive a profit	participation, if any, in the
Theatrical		film. (This project is in	production with principal
		photography having started	on July 28, 2005)
			$-	$-
Randall Emmett &	Production services	provided include negotiating
George Furla	for the acquisition of the	rights in and to the screen
Producer/	play upon which the picture	was based as well as
Executive Producer	the acting services	agreements of Nicolas
	Cage and the directing	services of Neil
	La Bute Also provided	consulting services
	during principal	photography and the post	production process
			$-	$-	300,000

The Contract	Morgan Freeman	Produced by a third party
	John Cusack	financier. FMLY provided	production services and
7-Jun		will receive a producers	fee in the first quarter of
(Estimated Release)		2006. Additionally, we	will receive a profit participation
		if any, in the film (This project is	In production with principal
Theatrical		photography having started	on July 11, 2005)
Randall Emmett &		Production services	provided include negotiating
George Furla		for the acquisition of the	rights in and to the screen
Producer/		play upon which the picture	was based as well as
Executive Producer		the acting services	agreements of Morgan
		Freemand and John	Cusack and the directing
		services of Bruce	Beresford Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-	300,000

88 Minutes	Al Pacino	Produced by a third party
		financier. FMLY provided	production services and
7-Jun		fee in the first quarter of	fee in the first quarter of
(Estimated Release)		2006. Additionally, we	will receive a profit
		participation, if any, in the	film. (This project is in
Theatrical		production with principal	photography having started
on July 11, 2005)
Randall Emmett &		Production services	provided include negotiating
George Furla		for the acquisition of the	rights in and to the screen-
Producer/		play upon which the picture	was based as well as
Executive Producer		the acting services	agreements of Al
		Pacino and the directing	services of Jon
		Avnet. Also provided	consulting services
		during principal	photography and the post
production process.
			$-	$-	400,000

Home of the Brave	Sam Jackson	Produced by a third party
	Jessica Biel,	financier. FMLY provided	production services and
6-Dec	Curtis "50 Cent"	will receive a profit	participation, if any, in the
(Scheduled Release)	Jackson,	film. (This project has	wrapped production
Theatrical	Christina Ricci,	with principal	photography having commenced on
	Brian Pressley	March 23, 2006.
Randall Emmett &		Production services	provided include (1) participating
George Furla		in the negotiation of the	acting services agreements
Producer/		of Sam jackson	Jessica Biel
Executive Producer		Curtis "50 cent" Jackson	Christina Ricci
		Brian Pressley and (2)	negotaiting with
		a third party equity	participant for
		said party's participation	in the financing of the picture
		production process. Also	Also provided
		consulting services	during principal
		photography and the post	production process.
			$0	(3)	(3)

King of California	Michael Douglas	Produced by a third party
	Evan Rachel Wood	co-financier. FMLY provided	production services and
7-May		will receive a profit	participation, if any, in the
(Estimated Release)		Film. Principal Photography	commenced on
Theatrical		May 2, 2006.	Production services
Randall Emmett &		provided include (1) participating	in the negotiation of the
George Furla		of Michael Douglas	and Evan Rachel
Producers		Wood and (2)
		negotaiting with	a third party equity
		participant for	said party's participation
		in the financing of the picture	production process. Also
Also provided
consulting services
during principal
photography and the post
production process.
			$0	(3)	(3)

Microwave Park	Cast-TBA	Picture produced by FMLY
in conjunction with a third
8-Jun		party. FMLY
(Estimatred Release)		receives royalties, if any.
Theatrical		Production services
provided include the
negotiation of financing
and distribution of the
Randall Emmett &		picture, and consulting
George Furla		services during
Producers		development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
within budget).
			$0	(3)

Rin Tin Tin	Armande Assante, Ben Cross	Produced by a third party financier.
7-Mar		FMLY provided production services.	FMLY will receive profit participation , if any, in the film.
(Estimated Release)		This project is "in production" with principal photography having started on	January 26, 2007.
	Production services provided include	b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;	as well as, ('c) providing consulting services during the development, principal photography and post-production processes.
Video/Cable Randall Emmett & George Furla Producers		:
			$-	$-	-

Day of the Dead	Mena Suvari, Nick Cannon, Ving Rhames	Produced by a third party financier.
	FMLY provided production services	. FMLY will receive profit participation , if any, in the film	This project is "in production" with principal photography having started on 7-Oct.
	(Estimated Release)	July 24, 2006
Theatrical Production services prodived include:	a) negotiating for the acquisition of the underlying rights to certain intellectual property copyrights and trademarks;	. b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;	c) participated in the negotiation of Mena Survai, Nick Cannon and Ving Rhames' acting contracts;
Randall Emmett & George Furla Producers		as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-

Rambo IV	Sylvester Stallone	Produced by a third party financier.
FMLY provided production services.
8-Jan		In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)		In the third quarter of Fiscal 2007.
Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on January 10, 2007.
Randall Emmett & George Furla		Production services prodived include:
Producers		providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-

Brilliant	Scarlett Johansson	Produced by a third party financier.
8-Aug	FMLY provided production services.	In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)	In the third quarter of Fiscal 2007.	Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on July 24, 2006.
Randall Emmett & George Furla producers	Production services prodived include:	(a) negotiating for the acquisition of the screenplay upon which the movie will be based
	(b) participated in the negotiation of Scarlett Johansson's acting contract;	as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-

The Code	Morgan Freeman	Produced by a third party financier.	-	-	-
	FMLY provided production services.	In connection with said services, FMLY will receive a "producer fee"
8-Aug Estimated Release	In the third quarter of Fiscal 2007.	Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on April 1, 2006
Randall Emmett & George Furla	Production services prodived include:	(a) negotiating for the acquisition of the screenplay upon which the movie will be based
Producers	b) participated in the negotiation of Morgan Freeman's acting contract;	as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-

Royalties and other revenue			105,440	281,534	1,134,882

Total			$745,435	$2,330,534	$3,434,882
Revenue by Customer (5)
Nuimage/Millenium	Producer Fees		$571,511	$2,278,000	$2,300,000
Nuimage/Milleniuem	Distribution special	e)	-	-	1,000,000
Lions Gate Films			60,000	-	-
Regent Films			76,979	-	2,771
Platium/s other			-	-	22,111
Other misc.			36,945	52,534	110,000
			$745,435	$2,330,534	$3,434,882

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
FMLY anticipates minimal additional revenues from new distribution agreements.

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

News Releases

On September 29, 2006, FMLY announced that since starting its stock buy-back program on August 3, 2006, FMLY has bought-back in excess of 6,000,000 shares of common stock

On September 26, 2006 FMLY announced that the trailer for “HOME OF THE BRAVE” hit theaters over the preceding weekend. Helmed by Academy Award winner Irwin Winkler, the film stars: Samuel L. Jackson, Jessica Biel, with Curtis “50 Cent Jackson and Brian Presley. The film was financed by third party financiers.

On September 21, 2006 FMLY announced that PorchLight Entertainment had licensed the international distribution rights to the feature film WHITE AIR, an “extreme” action-drama film set in the world of professional snowboarding. The film, which was financed and produced by by FMLY and a third party financier, stars Dominique Swain, Riley Smith, Brent Le Macks, Tom Sizemore, and Andy Finch, winner of the Van’s Triple Crown and 2nd place at the 2005 Winter X Games. WHITE AIR is the coming of age story of “Alex” (Riley Smith), troubled by financial and romantic problems, not to mention his sick brother, as he pursues his dream, which has eluded him thus far, of becoming a professional snowboarder. In the final showdown before the professional season, Alex must reach deep within himself to conquer his fear as he competes against his nemesis “Jason” (Brent Le Macks) for the chance to join the professional tour and earn respect from his lovelorn girlfriend, “Christie” (Dominique Swain).

On August 30, 2006 FMLY announced that at its special shareholders meeting a quorum of shareholders approved the increase in authorized shares to 2,000,000,000 shares. The increase, it was stated, would take effect as soon as the appropriate documentation and filings are made.

On August 23, 2006 FMLY announced that Warner Brothers and Alcon Entertainment would theatrically release “THE WICKER MAN” on September 1, 2006, which at the time of the release was only nine days away.
On August 21, 2006 FMLY announced that since commencing its stock buy-back program on August 3, 2006, FMLY had bought-back 4,300,000 shares of common stock to date. As stated in the previous release, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On August 17, 2006 FMLY announced that MGM will release “HOME OF THE BRAVE,” which stars Samuel L. Jackson, Jessica Biel, Christina Ricci, Chad Michael Murray with Curtis “50 Cent Jackson and Brian Presley for director Irwin Winkler, on December 15, 2006. The pic was financed by third parties.

On August 3, 2006 FMLY announced that it had commenced a program of buying back its common stock on the open market. The purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 28, 2006 FMLY announced that Warner Brothers and Alcon Entertainment will theatrically release “THE WICKER MAN,” starring Nicolas Cage for director Neil LaBute, on September 1, 2006. The suspense thriller is a remake of the 1973 UK cult classic. THE WICKER MAN follows the story of Sheriff Edward Malus (NICOLAS CAGE) as he investigates the disappearance of a young girl on a remote island off the coast of Maine. Things and people are not as they seem on the island and when Sheriff Malus discovers evidence of pagan rituals his hope of unraveling the girl’s disappearance become increasingly uncertain.

On July 27, 2006 FMLY announced that principal photography has commenced on “DAY OF THE DEAD.”

On July 26, 2006 FMLY presented a status report on some of its recent motion picture productions. FMLY stated that it does not anticipate any back-end profit participation or additional revenues in connection with the motion picture projects “EDISON” or “16 BLOCKS.” As was previously stated by FMLY’s CEO, George Furla, a particular project would have to generate a minimum of Forty Million Dollars (US$40,000,000) at the US Box Office in order for Family Room to have a possibility of receiving any sort of back-end profit participation during the foreseeable life of the picture in question. Neither “EDISON” (which premiered on home video recently) nor “16 BLOCKS” (which, according to the Internet Movie Database, generated less than Thirty Eight Million Dollars (US$38,000,000) in Domestic Box Office revenues) achieved that level of financial “success.” FMLY stated that, going forward, its management believes that due to inflation and the rising costs associated with producing and theatrically releasing motion pictures, a particular project would have to generate a minimum of Forty-five Million Dollars (US $45,000,000 at the US Box Office in order for FMLY have a possibility of receiving any sort of back-end profit participation. At that time, FMLY also stated that it has several projects which, although filmed, have yet to be released. These films could possess the potential of back-end profit participation for Family Room Entertainment provided they are able to achieve the Forty-five Million Dollars (US $45,000,000 US Box Office threshold. The films listed in that release were: “BORDERLAND,” a horror picture based-on-a-true story which Lions Gate Films will distribute; “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute; “HOME OF THE BRAVE” starring Samuel L. Jackson, Jessica Biel and Curtis “50 Cent” Jackson” for director Irwin Winkler; “KING OF CALIFORNIA” starring Michael Douglas and Evan Rachel Wood for director Michael Cahill; “DAY OF THE DEAD,” based on the George Romero cult-classic, adapted by Jeffery Reddick for director Steve Miner and starring Mena Suvari, Ving Rhames and Nick Cannon; “88 MINUTES” starring Al Pacino for director John Avnet; and “THE CONTRACT,” starring John Cusack and Morgan Freeman for director Bruce Beresford. At that time, FMLY’s management stated that it is hopeful that within this slate of films one or more of these projects can achieve back-end profit participation.

On July 24, 2006 FMLY announced its forthcoming special shareholders meeting concerning the preliminary proxy filed on July 19, 2006. FMLY had filed a preliminary proxy on July 19, 2006 which set a date for a special meeting on August 29, 2006 for shareholders to vote on a proposal to increase the authorized shares from 200 million to 2 billion shares. The increase in authorized shares will provide for the following: 1) allow FMLY to retire its outstanding convertible debt; 2) have equity available to be used to acquire, develop and produce future film projects, and 3) to raise additional funds as needed for working capital.

On July 24, 2006 FMLY announced, in conjunction with a third party financier, that Ving Rhames (Dawn of the Dead), Mena Suvari (American Beauty) and Nick Cannon (Drumline) have signed on to star in the remake of the 1985 George Romero classic zombie pic, “DAY OF THE DEAD,” based on the screenplay by Jeffery Reddick (“FINAL DESTINATION”) and to be directed by Steve Miner (“HALLOWEEN H2O”, “LAKE PLACID”). The picture is the story a group of scientists, military personal and civilians find themselves battling for their lives against at plague of flesh eating ghouls. When a band of survivors seek shelter in an underground military bunker, they find themselves trapped with an even greater danger that lurks inside.

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

On May 2, 2006, FMLY announced, in conjunction with a third party financier, that they had acquired the rights to produce and distribute a feature film based on the “Red Sonja” property as well as exploit the allied and ancillary rights. Based on a character by Sword and Sorcery legend Robert E Howard, Red Sonja was introduced into Marvel's "Conan the Barbarian" comics in 1973, and was soon given her own title series. In the years that followed, Red Sonja became an iconic figure in the Comic Book and Fantasy genres. In 2005 Dynamite Entertainment launched a new Red Sonja comic book series with great success. Red Sonja has consistently been the best selling mainstream independent comic book since its launch in July 2005. Featuring a stunning array of talent, the book launched with a “#0” issue - and sold in excess of 240,000 copies. Along with comics, other Red Sonja merchandise has been released including: trading cards, collectible statues, high-end lithographs and more.
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

On December 9, 2004 FMLY announced that it had fully repaid its bank line of credit. The credit line had originally stood at $500,000; even so, on June 9, 2004 FMLY announced that it anticipated being paid off its line of credit by December 31, 2004 with a goal of strengthening our balance sheet. FMLY’s Management believes that repayment of its line of credit will have a positive impact in fiscal 2005.

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

Employees

As of June 30, 2006, FMLY had 7 full-time employees, of whom 5 were engaged in development, production and distribution of theatrical based motion pictures. None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2. Properties
FMLY leases approximately 2,602 square feet at 8530 Wilshire Blvd Suite 420 Beverly Hills, California.  The lease is a three year lease with two one year extensions. FMLY has optioned the one extension with monthly payments of $6,455.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Special Meeting, the Stockholders held on August 29, 2006 at 9:00 A.M., local time, at FMLY Headquarters, 8530 Wilshire Blvd., Suite 420 Beverly Hills, CA 90211, the Stockholders voted to
To increase the number of authorized shares of our common stock from 200,000,000 to 2,000,000,000. The increase became effective on August 31, 2006.

56

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

	HIGH	LOW
	BID	BID

Fiscal 2004
September 30, 2003	$0.18	$0.09
December 31, 2003	$0.11	$0.09
March 31, 2004	$0.15	$0.09
June 30, 2004	$0.12	$0.09

Fiscal 2005
September 30, 2004	$0.09	$0.06
December 31, 2004	$0.09	$0.07
March 31, 2005	$0.09	$0.07
June 30, 2005

Fiscal 2006
September 30, 2005	$.05	$.03
December 30, 2005	$.03	$.01
March 31, 2006	$.02	$.01
June 30, 2006	$.03	$.01

To date, the FMLY has not declared or paid dividends on its common stock.

As of June 30, 2006 there were approximately 1,112 shareholders of record and 199,824,105 shares issued and outstanding of the FMLY’s Common Stock.

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

On November 17, 2004, FMLY entered into a Subscription Agreement $2,000,000,whereby we issued convertible debentures, 4% interest, to the following: 1) $700,000 to Longview Equity fund, LP, 2) $350,000 Longview Fund, LP, 3) $300,000 to Longview International Equity fund, LP, 4) $350,000 to Alpha Capital Aktiengesellschaft, 5) $100,000 to Camden International, and 6) $200,000 to Standard Resources Limited. FMLY is to retire the debt by making monthly payments to the note holders in the amount of one-twentieth (1/20th) of the initial amount of the notes starting 120 days after closing. If the market price of the stock is above $0.15, the note holders must accept their monthly payment in FMLY common stock. If FMLY chooses to make its payment in stock, the conversion rate is equal to eighty percent (80%) of the average of the five (5) lowest closing bid prices of the Common Stock as reported by Bloomberg L.P. for the twenty (20) trading days preceding such Repayment Date. These securities were issued in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. We made a determination that Longview Equity fund, LP, Longview Fund, LP, Longview International Equity fund, LP, Alpha Capital Aktiengesellschaft, Camden International, and Standard Resources Limited, are sophisticated investors with enough knowledge and experience in business to evaluate the risks and merits of the investment.

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

On March 6, 2006, 117,268 shares were issued to the Longview International Equity Fund for the conversion of $1,050.75 of debt and $75.03 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006, 147,084 shares were issued to the Longview International Equity Fund for the conversion of $1,412.01 of debt and $0 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006, 1,176,668 shares were issued to the Longview Fund for the conversion of $8,234.03 of debt and $3,061.99 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 7, 2006, 1,029,584 shares were issued to the Longview Equity Fund for the conversion of $9,884.01 of debt and $0 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On March 26, 2006, 1,176,668 shares were issued to the Lawrence Abramson for the conversion of $8,234.03 of debt and $3,061.99 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On May 25, 2006, FMLY issued Ron Smith, a promissory note for the sum of Four Hundred Thousand Dollars ($400,000) (“Principal Amount”), with simple interest of 11% due on February 28, 2007 (the "Maturity Date") in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. As of September 30, 2006, the remaining balance due is $250,000.
Payments made to date August 15, 2006, $50,000, September 8, 2006, $50,000 and September 22, 2006 $50,000.

On June 23, 2006, 1,978,456 shares were issued to the Alpha Capital for the conversion of $21,367.00 of debt and $0 of interest at $.0108 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

Transfer Agent and Registrar

FMLY’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6. Managements Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Family Room Entertainment Corp. (“FMLY” or the “Company”)) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2006.

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

Film Costs

Film costs include costs to 1) acquire rights or films, 2) project development (the process whereby underlying material, such as a books, manuscripts or screenplays, are made ready for production into a motion picture by creating a finished screenplay which takes into account the desires of the creative elements as well as the constraints of the budget and production schedule), 3) project packaging (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or 4) produce feature motion pictures.

Production costs mainly consist of acquisition costs, salaries, equipment, and overhead. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMLY begins to derive producer fees. FMLY’s primary source of revenue is motion picture production fees. Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bear to the anticipated total gross revenues for that film. Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues determined by FMLY’s management are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the years ended June 30, 2006 and 2005, FMLY incurred general operating costs of $104,419 and $57,199 respectively.

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

Plan of Operation

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $50 million range.

Our long-term objectives:

FMLY’s goal, through EFFP and EFFI, is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. As mentioned, FMLY acquires or license rights to materials upon which it believes motion pictures can be based (screenplays, books, etc., which are referred to within the entertainment industry as the “underlying property”). FMLY may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular underlying property. If FMLY is satisfied with the creative state of the underlying property, it will then make offers to directors and/or actors, to perform services in connection with a particular motion picture based on that underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography. If a director or actors accept one of FMLY’s offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), FMLY may then approach third party financiers seeking financing as well as distribution for the potential motion picture. Another approach that FMLY may take is to contact the financiers first, seeking first to produce the film, and then with a finished (or nearly finished) motion picture product, obtain distribution rights for the picture.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. Additionally, on November 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement.

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in various film projects and in 2006 $950,000 of non allocated monies were returned and $1,300,000 was paid to Tau Entertainment (Elisa Salinas) for The Tenant. In June 2005 we received $500,000 from Scorched Earth Entertainment to invest in the Borderland USA project, and in 2006 received an additional $72,500 from Scorched Earth Entertainment. The agreements executed by these investors call for each investor to receive: (a) a 7% one time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will participation in the net profits of the picture on a proportional basis to their investment. Also in May 2006, we issued a $400,000 convertible note, receiving proceeds of $375,000 pursuant to a subscription agreement.

Freedom Films invested $2,000,000 in May 2005 and an additional $355,192 in 2006 directly into Borderland USA. This agreement calls for Freedom Films to get a proportional share of Borderland’s net profits..

EFF Partners LLC received $300,000 in October 2005 from outside investors of which $272,514 was invested in White Air and $27,486 in The Tenant. In February 2006, EFF Partners received from an outside investor, $500,000 of which $85,000 was invested in Rin Tin Tin , $41,000 was invested in The Tenant, $74,000 was invested in White Air, and $ 300,000 was invested in Day of the Dead.

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when or if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

RESULTS OF OPERATIONS

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

During the year ended June 30, 2006 FMLY generated revenue of $3,432,532 as compared to $2,330,534 for the year ended June 30, 2005, for an increase of 1,101,998 (47.3%). The increase in revenues was mainly attributed to an increase in producer fees in film revenues, an increase in distribution revenues, plus the normal fluctuations in film revenues from period to period. $2,000,000 of FMLY’s film revenue in 2006 was derived from producer film projects in motion pictures produced by other companies for domestic theatrical, home video, cable and foreign markets. The remaining fiscal 2006 revenue of $1,432,532 was generated from $1,300,000 of distribution revenues, production services and royalties of $ 132,532.

Costs relating to operating revenue for the year ended June 30, 2006 were $ 2,792,485 as compared to $ 1,669,809 for the year ended June 30, 2005, an increase of $1,122,676 (67.2%). The increase mainly consisted of increases in film amortization and the write-off of film projects of $1,280,099 offset by a decrease in film development fees of $157,423 (See Note 5). The higher film amortization is a result of the film’s released in 2006 had higher development and related production costs.

FMLY’s gross margin for fiscal year 2006 was $640,047 as compared to $660,725 for fiscal year 2005 for a decrease of $20,678 (3.1%). The decrease in our gross profit was directly attributable to an increase in film amortization as discussed above.

FMLY’s selling, general and administrative expenses for fiscal year 2006 were $2,165,809 as compared to $1,371,740 for fiscal 2005, for an increase of $794,069 (57.9%). The increase was attributable to the following: increases in: 1) business consultant fees of $693,571 (2015%); 2) payroll of $101,094 (27.8%), 3) travel and entertainment of $43,334 (163.5%); 4) promotional expense of $38,967 (68.1%); 5) audit and accounting of $24,657 (55.9%); 6) phone/cable expense of $19,019 (36.9%) and miscellaneous items of $47,586 (92.3%), offset by decreases in 1) public relations of $101,594 (87.5%); 2) legal of $38,542 (93.5%); 3) automobile of $16,880 (32.8%); 4) film festivals of $13,568 (11.7%); and 5) business insurance of $3,575 (28.7%).

Other income (expense) of $224,086 for the year ended June 30, 2006 as compared to $(626,402) for year ended June 30, 2005 for an increase in income of $850,382. The increase was primarily the result of 1) the change in value of the derivative financial instruments of $457,208 (389.8%), 2) a decrease in interest expense of $392,604 (76.3%), and an increase in miscellaneous income items of $570 (9.9%).

As a result of the above discussed items, the Company reported a net loss of $(1,301,676) for the year ended June 30, 2006 as compared to a net loss of $1,337,417 for an decrease loss of $25,741 (2.7%)%) for the same period ended June 30, 2005.

Liquidity and Capital Resources for the Year Ended June 30, 2006:

Net cash used by operating activities for the year ended June 30, 2006 amounted to $3,864,097 which mainly consists of the net loss of $1,301,676 plus the following: 1) $204,142, change in derivative financial liabilities, 2) $5,213,529 increase in film costs, 3) $18,563 increase in other assets and 4) accretion of debt discount and the conversion of accrued interest into equity of $1,858,687, offset by 1) $18,895 in depreciation expense, 2) $2,790,266 amortization of film costs, 3) $347,198 stock issued for compensation, 4) $188,296 increase in accounts receivable and 5) and increase in accounts payable and accrued liabilities of $45,413.

Net cash provided by investing activities for the year ended June 30, 2006 amounted to $2,428,230. This represents $2,455,468 released from restricted cash offset by the purchase of equipment for $27,238.

Cash provided by financing amounted to $3,227,692. This consisted of $72,500 from Scorched, Earth Entertainment, $2,355,192 form Freedom Entertainment and $800,000 from EFF Partners, LLC. of proceeds from notes payable related to production of the films Borderland, White Air, Rin Tin Tin and Day of the Dead and payments of $$950,000 return of cash and $1,300,000 representing a payment for TheTenant, both to Tau Entertainment plus proceeds from the issuance of a $400,000 convertible note

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $350,000. At June 30, 2006 FMLY had outstanding commitments of approximately $ 350,000.

The important matters on which FMLY focuses in evaluating its financial condition and operating performance are the return on investment, but just as important are the quality of the movie projects we are involved in and the quality of the parties that are involved in those projects with us.

With the exception of publicity and marketing fees, FMLY’s operating costs are fairly fixed. To absorb these costs and to generate a profit, FMLY takes on as many projects as possible. Factors that FMLY takes into consideration before accepting a project are: 1) is the material (script) good enough to attract talent, 2) whether talent can be obtained, and 3) whether financing can be arranged.

FMLY’s evaluation of return on investment is a two-phase process. In the first phase we evaluate the project against the resources that we have available to determine if we can arrange for talent, directors and/and or production and/or distribution financing. Once a suitable project is identified, our decision on participation in that project is based our ability to recover projected costs, including our option on the project, development costs and our producer fees. We generally seek to obtain producers fees and a net profit participation that we believe will provide ten times the cost of our option on the project and our related development costs. Although our target return on the investment is high, we believe that it is necessary because it helps cover the cost of closed or abandoned projects.

The recurring cash commitments of FMLY at June 30, 2006 are as follows:

Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2007	$1,597,204

Total	$1,597,204

Accounts payable and accrued liabilities:

Description

Accounts payable		$200,274
Accrued Interest, professional fees and other		44,111

Total		$244,385

Future annual minimum lease payments under operating leases:

Period Ending
June 30,

	$
2007		81,324
2008		81,324

Total		$162,648

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits		$48,500
Rent		7,410
Parking		1,580
Equipment rental		4,200
Telephone and communications		2,560
Directors, officers and corporate insurance		5,650
Accounting and auditing		6,500

Total		$76,400

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to June 30, 2006, is approximately $115,000 (including the above fixed cost estimate of $76,400) per month for a twelve month total of $1,380,000. The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY paid Tau Entertainment ( Elisa Salinas) the $1,300,000. . In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005. At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297., Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin...

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets along with financing from outside will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Stock Issuances:

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

On February 17, 2006, FMLY issued 3,121,856 shares of common stock to the Longview Equity Fund LP for conversion of interest valued at $.0095 per share. These shares were registered via Form SB-2 on July 20, 2005, file number 333-121628.

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

On March 3, 2006, FMLY issued 4,916,666 shares of common stock to various employees and consultants for services. The stock is valued at $0.015 per share. These shares were registered via Form S-8 on September 3, 2004, file number 333-118788.

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

On March 26, 2006, 1,176,668 shares were issued to the Lawrence Abramson for the conversion of $8,234.03 of debt and $3,061.99 of interest at $.0096 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

On May 25, 2006, FMLY issued Ron Smith, a promissory note for the sum of Four Hundred Thousand Dollars ($400,000) (“Principal Amount”), with simple interest of 11% due on February 28, 2007 (the "Maturity Date") in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering. As of September 30, 2006, the remaining balance due is $250,000.
Payments made to date August 15, 2006, $50,000, September 8, 2006, $50,000 and September 22, 2006 $50,000.

On June 23, 2006 FMLY issued 1,978,456 shares of common stock to the Longview International Equity Fund LP for the conversion of $21,367.00 of debt at $.0108 per share in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

New Subsidiaries:

In June, 2005, two new entities were created EFF Features LLC (EFFFL) and EFF Partners LLC (EFFPL) to engage in the filmed entertainment industry. More specifically to invest in development and/or production film projects from time to time. Family Room Entertainment Corporation (FMLY) is the Managing Member of both entities and will receive a 2% annual management fee. At June 30, 2006 E F F Feature, LLC was inactive while E F F Partners, LLC has an $800,000 investment at June 30, 2006.

In 1st Quarter of 2006 EFFPL had a new member whom contributed $300,000 and in the 2nd Quarter of 2006 EFFPL had an additional new member whom contributed $500,000 and will share in the net profits of film projects that EFFPL invest in. and The film projects invested therein are on a 50/50 basis with FMLY. The projects that EFFPL has invested in are 1) $85,000 into the Rin Tin Tin film project and 2) $346,415 into the White Air film project, $300,000 into the Day of the Dead film project and $68, 486 in The Tenant film project.

ITEM 7. Financial Statements

The report of our independent auditors and our financial statements are set forth in this report beginning on Page
F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 8A. Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ended June 30, 2006, covered by this annual report (the “Evaluation Date”), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

          NA

NA

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMLY

Name     Age   Executive Position Held

George Furla                                              45  Co-Chairman, Chief Executive
                                                                                        Officer and President
Randall Emmett    35               Co-Chairman, Chief Operating
Officer and Assistant Secretary

Stanley Tepper                                          62  Executive VP of Finance & Accounting Chief Financial
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

stanley tepper- Executive VP of finance & accounitng/ chief financial officer: Mr. Tepper has held senior management positions with various entities. During the period from February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior to that Mr. Tepper has over 30 years of experience as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture, Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York. He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

To the best of FMLY’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 21, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by FMLY for services rendered during the fiscal years ended June 30, 2006 and 2005, respectively, to FMLY’s Chief Executive Officer, President and Chief Financial Officer during such period.

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation(2)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
George Furla Co-Chairman, Chief Executive Officer and President	2006 2005 2004	0 0 0	0 0 0	$549,819 $413,758 $141,746	0 0 0	0 0 0	$ $ 0 $354,166
Randall Emmett Co-Chairman Chief Operating Officer and Assistant Secretary	2006 2005 2004	0 0 0	0 0 0	$722,043 $599,609 $180,404	0 0 0	0 0 0	$ $ 0 $354,166
Stanley Tepper Chief Financial Officer	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$50,000 $35,000 $12,500

(1)	George Furla and Randall Emmett get paid a production fee on each movie produced.
(2)	2006 compensation includes a $300,000 special bonus consulting production fee per each.

Option Grants in Last Fiscal Year

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees in 2006
			Exercise or Base Price ($/Sh)	Expiration Date
					5%	10%
George Furla	0	0
Randall Emmett	0	0
Stanley Tepper	0	0

N/A

2006 Option Exercises and Year-End Option Holdings

The following table sets forth, with respect to the Named Executive Officers, information concerning the exercise of stock options during the year ended June 30, 2006, and the year-end value of unexercised options:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Unexercised Options Held at June 30, 2006		Value of Unexercised In-the-Money Options at June 30, 2006
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
George Furla
Randall Emmett
Stanley Tepper

N/A

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2006 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of          Number of Shares
Beneficial Owner                   Beneficially Owned           (1) Percentage
---------------------------              ------------------------             ------------------

George Furla
8530 Wilshire Blvd. Suite #420
Beverly Hills, , CA. 90211            8,066,867              4.04%

Randall Emmett
8530 Wilshire Blvd. Suite #420
Beverly Hills,, CA. 90211            2,762,193               1.38%

Total                                 10,829,060                    5.42%
---------                                                                      ---------------           ---------

(1) Percentage of ownership is based on 199,824,105 shares of Common Stock outstanding on June 30, 2006. Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2006 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group. In August, 2006 FMLY started a buy back program whereby as at September 30, 2006 FMLY has acquired approximately 6,434,833 shares at an average price of $0112 per share.

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

During the fiscal year ending June 30, 2005, FMLY received under certain contractual agreements, in relation to producer fees, for certain of FMLY’s affiliation with third party film producer/ financiers. Through June 30, 2005, FMLY paid George Furla $413,758 and Randall Emmett $559,609

During the fiscal year ending June 30, 2006, FMLY received under certain agreement, in relation to producer fees, for certain FMLY’s affiliation with third party film producers/financiers. Through June 30,2006 FMLY paid to George Furla $549,819 and Randall Emmett $722,043

        On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the year ended June 30, 2006, these executive officers received compensation totaling
$ 1,271,862, under these contractual arrangements. The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations. During the years ended June 30, 2005 and 2004, these executive officers received compensation totaling $973,367 and $322,150, respectively under these contractual arrangements.

        FMLY contracted Stanley Tepper, as the Executive Finance and Accounting/CFO through AGSinc business financial entertainment accounting consulting company (“AGSinc”). AGSinc. received contracted consulting fees for the year ended June 30, 2006 and 2005 $106,466 and $71,400 respectively. Out of these funds Mr. Temper received $50,000 and $35,000 in the year ended June 30, 2006 and 2005 respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
Date	Subject
6/27/06	ITEM 4.02 Restatement of Financials, due to an accounting error (EITF 0019 issue).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our financial statements for the years ended June 30, 2006 and 2005 have been audited by our principal accountant, Ham, Langston & Brezina, L.L.P., who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Ham, Langston & Brezina, L.L.P. The percentage of hours expended on the audit by persons other than full time, permanent employees of Ham, Langston & Brezina, L.L.P was zero.

	For the Year Ended June 30,
	2006	2005
Audit Fees	$60,500	$55,000
Audit-Related Fees	$-	$-
Tax Fees	$4,500	$6,900
All Other Fees	$-	$-
Total Fees	$65,000	$61,900

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

Date October 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla   Director, Chief Executive Officer                       October 20, 2006
George Furla  President and Chief Accounting Officer

/s/ Randall Emmett Director, Chief Operating Officer   October 20, 2006
Randall Emmett  Assistant Secretary

/s/ Stanley Tepper Executive VP Finance & Accounting             October 20, 2006
Stanley Tepper Chief Financial Officer

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
for the years ended June 30, 2006 and 2005

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as
of June 30, 2006 and 2005	F-4

Consolidated Statements of Operations for the
years ended June 30, 2006 and 2005	F-5

Consolidated Statements of Stockholders’
Equity for the years ended June 30, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the
year endeds June 30, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8

11550 Fuqua, Suite 475
Houston, TX 77034
Bus.: 281/481-1040
Fax : 281/481-8485
HAM,
 LANGSTON &
  BREZINA, L.L.P.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Family Room Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Family Room Entertainment Corporation (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
October 16, 2006

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

	June 30,	June 30,
	2006	2005
ASSETS

Cash and cash equivalents	$678,695	$736,870
Restricted cash	88,877	2,544,345
Accounts receivable	555,000	366,704
Film costs, net	5,801,448	3,378,185
Property and equipment, net	64,883	56,540
Prepaid expenses and other assets	63,499	44,936

Total assets	$7,252,,402	$7,127,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Notes payable under film participants agreements	$5,907,411	$4,929,719 -
Notes payable convertible debt, net of debt discount of $1,157,451 in 2006, and $756,600 in 2005	487,693	1,067,600
Accounts payable and accrued liabilities	244,385	198,972
Derivative financial instrument liabilities	954,756	1,158,898

Total liabilities	7,594,245	7,355,189

Commitments and contingencies

Stockholders' deficit
Preferred stock: $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock: $0.01 par value, 200,000,000 shares
authorized, 199,824,105 and 89,537,254 shares
issued and outstanding at June 30, 2006 and
June 30, 2005, respectively	1,998,241	895,373
Additional paid-in capital	17,694,,028	17,609,454
Accumulated deficit	(20,034,112)	(18,732,436)
Total stockholders' deficit	(341,843)	(227,609)

Total liabilities and stockholders' deficit	$7,252,402	$7,127,580
The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2006 and 2005

		Years ended June 30,
		2006	2005

Film revenue		$3,432,532	$2,330,534

Operating cost - amortization film costs		2,790,266	1,669,809
Distribution costs		2,219
Net operating	costs	2,792,,485	1,669,809
Gross margin		640,047	660,725

Selling, general and administrative expenses		2,165,809	1,371,740

	Loss from operations	(1,525,762)	(711,015)

Other income and (expense)
Interest income		4,990	5,764
Other income Interest expense		1,450 (122,266)	- (514,870)
Change in value of derivative
	financial instruments	339,912	(117,296)

	Total other income (expense)	224,086	(626,402)

Net loss		$(1,301,676)	$(1,337,417)

Weighted average number of
common shares outstanding -
basic and diluted		132,564,534	89,626,295

Net loss per common share -
basic and diluted		$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended June 30, 2006 and 2005

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2004	87,037,254	$870,373	$17,444,454	$(17,395,019)	$919,808

Common Stock issued for
consulting services	2,500,000	25,000	165,000	-	190,000
Net loss	-	-	-	(1,337,417)	(1,337,417)

Balance at June 30, 2005,	89,537,254	895,373	17,609,454	(18,732,436)	(227,609)

Conversion of convertible debt and
accrued interest to common stock	83,370,185	833,702	6,542	-	840,244

Common stock issued for consulting
services and officers compensation	26,916,666	269,166	78,032	-	347,198

Net loss	-	-	-	(1,301,676)	(1,301,676)

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$(20,034,112)	$(341,843)

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006 and 2005
	2006	2005
Cash Flows from operating activities:
Net loss	$(1,301,676)	$(1,337,417)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	18,895	27,013
Amortization of film costs	2,790,266	1,669,809
Common stock issued for services and stock based compensation	347,198	190,000
Derivative valuation adjustment	(204,142)	117,296
Accretion of debt discount and conversion of accrued
interest to equity and amortization of loan cost	(139,663)	285,000
Change in operating assets and liabilities:
Accounts receivable	(188,296)	(247,206)
Film costs	(5,213,529)	(4,253,120)
Other assets	(18,563)	(44,761)
Accounts payable and accrued liabilities	45,413	56,064
Net cash used in operating activities	(3,864,097)	(3,537,305)

Cash flows from investing activities:
Decrease (increase) in restricted cash	2,455,468	(2,554,345)
Purchase of property and equipment	(27,238)	(44,595)

Net cash used by investing activities	2,428,230	(2,588,940)

Cash flows from financing activities:
Proceeds from notes payable and advancesunder film participation agreements	3,227,692	4,929,719
Net proceeds from notes payable convertible debentures	400,000	2,000,000
Payments on notes payables Payment of debt issue costs on convertible debentures	(2,250,000 -)	(180,653 (175,800	) )
Net cash provided by financing activities	1,377,692	6,573,266

Increase (decrease) in cash and cash equivalents	(58,175)	447,021

Cash and cash equivalents at beginning of period	736,870	289,849

Cash and cash equivalents at end of period	$678,695	$736,870

The accompanying notes are an integral part of these consolidated financial statements

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

Family Room Entertainment Corp. (“FMLY” or the “Company”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation. (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion pictures (less than $20,000,000).

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies, continued

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing our convertible notes are not clearly and closely related to the characteristics of such notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the years ended June 30, 2006 and 2005, we recorded an other expense item of $283,661 and $80,780, and an other income item of $56,251 and $36,516, related to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrant liabilities.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Convertible Debt Financing and Derivative Liabilities

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of June 30, 2006 and 2005, the estimated fair value of our derivative liability was $ 930,227 and $1,078,118, respectively, as well as a warrant liability of $ 24,529 and $55,993, respectively.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at June 30, 2006, the company used the closing price of $ 0.0146 and the respective conversion and exercise prices for the warrants.  For the year ended June 30, 2006, there was a decrease in the market value of the Company's common stock to $0.05 from $0.075 at November 9, 2004.   In valuing the debt features at June 30, 2005, FMLY used the closing price of $0.05, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract. For the year ended June 30, 2005, there was a decrease in the market value of the Company's common stock to $0.05 from $0.08.

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

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods. Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options when the effect of such conversions would have been dilutive to net loss. There is no assumed conversion of stock options for 2006 or 2005 because the effect would be anti-dilutive.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the years ended June 30, 2006 and 2005, FMLY’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

Fair Value of Financial Instruments

FMLY includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Concentrations of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMLY to concentrations of credit risk. FMLY maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability. Balances often exceed the $100,000 federal depository insurance limit; however, FMLY has experienced no losses on deposits.

Accounts receivable arise primarily from transactions with customers in California. FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain. Collateral is not required for credit granted. Accounts receivable at June 30, 2006 and 2005 arose from transactions with two customers.

Debt Issuance Costs

Debt issuance costs are amortized on a straight line basis over the term of the related notes.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue (“EITF”) No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. Our adoption of EITF 03-01 has not had a material impact on FMLY’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. The statement is effective for the years commencing after January 1, 2006. The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date.

Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under SFAS No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued.
Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan is expensed based upon the fair market value of the stock option. The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which SFAS No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which SFAS No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under SFAS No. 123. Changes to amounts as originally measured on a pro forma basis are precluded. Our adoption of SFAS No. 123 has not had a material impact on FMLY’s financial position or results of operations.

 In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”. The new Statement amends Accounting Research Bulletin “ARB”, No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have any impact on FMLY’s.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

financial condition or results of operations. Our adoption of SFAS No. 151 has not had a material impact on FMLY’s financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the financial position or results of operations of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 may have a material effect on the financial position or results of operations of the Company depending upon management’s plans to fund operations.

In March 2006 the FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued
 Recently Issued Accounting Pronouncements, continued

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

3. Restricted Cash

As discussed in Note 7, during the twelve months ended June 30, 2006, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents materially the portion of those funds not used in those projects at June 30, 2006 and 2005 amounting to $88,877 and $2,544,345 respectively. The $88,877 and $2,544,345 contain $52,816 and $2,508,284 for film projects and $36,061 is a secured money market account for the corporate Visa credit card program.

4.	Accounts Receivable

Accounts receivable at June 30, 2006 and 2005 consisted of the following:

	2006	2005

Accrued receivables - producer fees and production recharges	$515,000	$325,000
Accrued distribution, royalties and other	40,000	41,704

Total	$555,,000	$366,704

At June 30, 2006 and 2005 one customer materially accounted for the receivable balance of $515,000 and $ 325,000 respectively.

f-15

FMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at June 30, 2006 and 2005, and related activity during the year ended June 30, 2006 and 2005 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during
fiscal 2006	39,819	4,807,860	365,834	5,213,513

Transfers of film costs between
categories in fiscal 2006	-	481,164	(481,164)	-

Total film costs incurred and
paid by FMLY during fiscal
2006	39,819	5,289,024	(115,330)	5,213,513

Net film cost balance before fiscal
2006 amortization and write	99,819	7,952,731	539,148	8,591,698
Offs

Less film cost amortization and
write offs during fiscal 2006	49,819	2,501,606	238,841	2,790,266

Net film cost balance at June 30,
2006	$50,000	$5,451,125	$300,307	$5,801,432

FMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2004	$210,499	$157,529	$426,846	$794,874

Production costs incurred during
fiscal 2005	77,607	3,180,156	895,357	4,253,120

Transfers of film costs between
categories in 2005	-	271,460	(271,460)	-

Total film costs incurred and
paid by FMLY during fiscal
2005	77,607	3,551,616	623,897	4,253,120

Net film cost balance before
2005 amortization and write
offs	288,106	3,709,146	1,050,742	5,047,994

Less film cost amortization and
write-offs during 2005	228,106	1,045,439	396,264	1,669,809

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of film cost amortization and write-downs for the ended June 30, 2006 and 2005:

	Year Ended
	June 30,
	2006	2005

Released Projects - Amortization
After Sex	5,785	40,413
Held for Ransom	5,819	41,020
Speedway Junkie	5	9,641
16 Blocks	36,729	-
Good Advice	413	98,926
Other	1,068	-

Total	49,819	190,000

Projects in Development, In-Production, or Pre-Production
16 Blocks	146,098	270,981 -
The Tenant	1,279,621
Wickerman	290,829	-
The Contract	255,314	-
88 Minutes	430,079	-
Saturday Night Special	93,942	-
Amityville Horror After 25 Years	-	311,827
Today We Die	-	188,634
Rin Tin Tin	127,134	-
Submerged	-	291,741
Lonely Hearts	-	62,941
Mercenary Total of other individual	- -	117,271
projects with total original costs
less than $40,000	117,420	236,414

Total	2,740,437	1,479,809

Total all projects	$2,790,256	$1,669,809

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of the events and circumstances that lead to the amortization, write-down or write-off of individually significant projects (projects with capitalized costs of at least $40,000) in 2006 and 2005:

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

Speedway Junkie” FMLY wrote this project off in 2004 when management determined that no additional revenues were likely from this project.

“Submerged” - went into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“Today We Die” - into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005.

“16 Blocks” - into production in fiscal 2005 and FMLY received a producer fee (see above) and amortized its costs for year-end June 30, 2005. In fiscal 2006 16 Blocks encured additional productions costs and releasing costs amounting to $ 182,827 which was written off.

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

“TheTenant” a distribution fee was received in 2006 and amortized its cost for the year ended June 30, 2006.

The “Wickerman,” “Contract,” and “ 88 Minutes” received a producer fee and thus amortized its related costs for the year ended June 30, 2006.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

Except for “Saturday Night Special” which was abandon and written off in the amount of $ 93, 942; substantially all other write-offs and write-downs of projects less than $40,000 during the years ended June 30, 2006 and 2005 were the result of management’s decisions to abandon the projects. Management’s decisions were based on their analysis of the anticipated economic benefit from each project. Management believes that on the average, projects currently in release will be amortized within three years.

Following is the percentage make-up of net film costs at June 30, 2006 and 2005:

	2006	2005

The Tenant	-%	37%
Borderland	82	22
White Air	6	7
Wickerman	4	7
88 Minutes	-	5
Total of other individual projects less than 5%	9	22

Total	100%	100%

Following is an analysis of revenues, by project, for the year ended June 30, 2006 and 2005:

	2006	2005
Producer Fees
Wickerman	$300,000	$-
The Contract	300,000	-
88 Minutes	400,000	-
Amityville Horror After 25 Years	-	500,000
Mercenary Submerged	-	300,000 300,000
Today We Die	-	200,000
The Tennant		12,000
Lonely Hearts		100,000
16 Blocks		625,000
Total producer fees / film revenue	1,000,000	2,037,000

Royalties and Other Revenue
Royalties	16,861	28,034
Film production service fees and other Net Income participation revenues	5,250 110,000	241,000
Distribution revenue	1,302,771	24,500
Consultant and participation fees	1,000,000
Total royalties and other revenue	2,434,,882	293,534

Total revenue	$3,434,882	$2,330,534

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment at June 30, 2006 and 2005 consisted of the following:

	Life	2006	2005

Office furniture and equipment	7 years	$50,284	$45,793
Computer equipment	5 years	73,313	55,413
Software	3 years	85,472	79,409

Total		209,069	180,615

Less accumulated depreciation and amortization		144,186	124,075

		$64,883	$56,540

During the years ended June 30, 2006 and 2005, depreciation and amortization expense was $ 18,895 and $27,013, respectively.

7.	Notes Payable Under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects. During the year ended June 30, 2006 and 2005, we received an aggregate of $3,227,692 and $4,929,719 from Tau Entertainment (Elisa Salinas) ,Scorched Earth Entertainment, Freedom Films and E F F Partners LLC for investment in specific projects.

During the year ended June 30, 2006 FMLY received $800,000 from E F F Partners LLC, $72,500 from Scorched Earth Entertainment, and $ 2,355,192 from Freedom Films. FMLY paid Tau Entertainment ( Elisa Salinas) $950,000 of non allocated funds and $1,300,000 for “The Tenant”. As of June 30, 2006 the balance outstanding of notes and loans payable under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC

The Tenant	$-	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-
White Air	-	-	-	346,514
Wickerman	250,000	-	-	-
Room Service	130,000	-	-	-
Day of the Dead	-	-	-	300,000
Rin Tin Tin	-	-	-	85,000
	$2,179,719	$572,500	$2,355,192	$800,000

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Notes Payable Under Film Participation Agreements ( continued)

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

In addition, Tau Entertainment (Elisa Salinas) invested funds in two additional projects, the first (1) being “Wickerman”, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture, and the second (2) being “Room Service” whereby they invested $130,000 in the development of the picture for which they will be re-paid if and when the picture is fully financed (by a third party) and produced, if ever.

Freedom Films invested $2,000,000 in July 2005 and a total of $355,192 during the current fiscal year directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

On June 27, 2005 we received $500,000 and $72,500 during the current fiscal year, from Scorched Earth Entertainment to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the Net Profits of the picture shall be on a proportional basis to their investment.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes Payable

Convertible notes payable at June 30, 2006 and 2005 consisted of the following

	2006	2005

Notes payable Convertible debt	$1,645,144	$1,824,200

Less un-amortized debt issue costs	$1,157,451	$756,600

Notes payable Convertible debt	$487,693	$1,067,600

During the year ended June 30, 2005 and 2006, the Company issued notes to third parties. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note          Amount of Notes   Conversion Price(1)         Term of Note

November 9, 2004             $2,000,000            $0.15 or 80%            2 years
May 24, 2006                     $  400,000            80%                   1 year

Date of
Warrants Issued         Number of Warrants      Exercise Price      Term of Warrants

November 9, 2004             6,666,667       $0.12               5 years
November 9, 2004               16,666,667       $0.15               5 years

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

The Notes also provide for liquidated damages on the occurrence of several events. As of June 30, 2006, the Company has incurred no liquidating damages.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount ("Optional Redemption"), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes Payable, continued

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes. For the years ended June 30, 2005 and 2006 the Company accreted $285,002 and $118,345, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance were as follows:

Date of       Initial
Warrants Issued       Number of Warrants      Value at Issuance      Volatility Factor

November 9, 2004            6,666,667       $104,984           39%
November 9, 2004           16,666,667       $262,460           39%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at June 30, 2005 and 2006, the company used the closing price of $0.05 and $0.0146, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 36% and 78%, respectively. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at June 30, 2005, had decreased to a fair value of $80,780, due in part to a decrease in the market value of the Company's common stock to $0.05 from $0.075 at issuance of the November 9, 2004 amount, which resulted in an "other income" item of $236,950 on the Company's books. The warrant derivative liability at June 30, 2006, had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company's common stock to $0.0146 from $0.05 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an "other expense" item of $56,251 on the Company's books.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes Payable, continued

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes. At issuance of the Notes, the debt features had an estimated initial fair value as follows (which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet).
     Initial
Date of Note          Amount of Notes       Value at Issuance  Carrying Value

November 9, 2004            $2,000,000          $ 674,158       $ 1,032,899
May 26, 2006              $ 400,000             $ 135,770                   $ 264,230

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at June 30, 2005, the company used the closing price of $0.05 and the respective conversion price, a remaining term coinciding with each contract. For the year ended June 30, 2005, due in part to an decrease in the market value of the Company's common stock to $0.05 from $0.075 at issuance of the November 9, 2004 note, the Company recorded an "other expense" on the consolidated statement of operations for the change in fair value of the debt features of approximately $403,960. At June 30, 2005, the estimated fair value of the debt features was approximately $1,078,118. For the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock to $0.0146 from $0.05 at June 30, 2005, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $283,661. At June 30, 2006, the estimated fair value of the debt features was approximately $930,227.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes Payable, continued

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

For the year ended June 30, 2005, we recorded an other expense item of $403,960 and an other income item of $286,664, related to the increase in value of the debt features and decrease in value of the warrants. For the year ended June 30, 2006, we recorded other income of $283,661 and $56,251, related to the decrease in value of the debt features and decrease in value of the warrants, respectively.

For the years ended June 30, 2005 and June 30, 2006, the company recorded $285,002 and $118,345, respectively, of interest expense related to the accretion of debt related to the convertible financing. The accretion amount for the year ended June 30, 2006 has been adjusted based on the approximately $802,796 of conversions of debt to equity by the holder of the debt and the approximate $138,681 of debt discount associated with the converted debt.

On May 25, 2006, FMLY issued Ron Smith, a promissory note for the sum of Four Hundred Thousand Dollars ($400,000) (“Principal Amount”), with simple interest of 11% due on February 28, 2007 (the "Maturity Date"). Proceeds received, net of $25,000 in consulting fees and interest, were $375,000.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2006 and 2005 consisted of the following:

	2006	2005

Accounts payable	$200,273	$89,097
Accrued film costs		-
Accrued interest payable	44,111	109,975

	$244,385	$199,072

10.	Income Taxes

FMLY has incurred significant operating losses since its inception and, therefore, has not generally been subject to federal income taxes. As of June 30, 2006, FMLY had net operating loss (“NOL”) carry forwards for income tax purposes of approximately $8,367,425, which expire in 2006 through 2026. Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in FMLY in connection with the Sales Transaction, subsequent Asset Purchase and private placement of FMLY’s common stock severely limited FMLY’s ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, FMLY will be unable to use only approximately $4,061,810 of its NOL for federal income tax purposes should FMLY generate sufficient taxable income.

The composition of deferred tax assets and the related tax effects at June 30, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Net operating losses	$3,602,406	$3,305,763
Accounts receivable - allowance for doubtful accounts	-	28,050	-
Valuation allowance	(3,597,906)	(3,302,763)

Total deferred tax assets	4,500	3,000

Deferred tax liabilities:
Basis of property and equipment	4,500	3,000

Net deferred tax asset	$-	$-

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes, continued

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2006 and 2005 is as follows:
	2006		2005
	Amount	Percent	Amount	Percent

Benefit for income tax at federal
statutory rate	$442,570	34%	$454,722	34%
Non-deductible stock-based
Compensation	(118,047)	(10)%	-	0%
Non-deductible expenses related to convertible debt and derivative financial instruments	(62,997)	(5)%	(153,684)	(12)%
Other, including non-deductible
business meals and entertainment	(9,357)	(-)%	(7,704)	- %
Change in valuation allowance	(252,169)	(19)%	(293,334)	(22)%

	$-	-	$-	-

FMLY made no cash payments for income taxes during the years ended June 30, 2006 or 2005.

11. Lease Agreement

FMLY operates in leased facilities under a three-year lease agreement with a current base rental rate of approximately $6,500 per month. The lease agreement provides for two, one-year extension options and requires the payment of certain common area expenses. Total rent expense under operating leases for the years ended June 30, 2006 and 2005 was $ 100,940 and $89,625, respectively.

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ending
June 30,	Amount

2007	$81,324
2008	81,324

$162,648

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stockholders’ Equity

Common Stock

During the year ended June 30, 2006 FMLY issued or approved for issue 110,286,851, of which 83,370,185 shares were issued for the conversion of convertible debt and interest and 26,916,666 shares of common stock tively, for consulting services related to film projects, legal services and compensation of key employees. During the year ended June 30, 2005. FMLY issued 2,500,000 shares of common stock for consulting services related to film projects and legal services. In 2006, FMLY recognized compensation expense of $371,200 in connection with these issuances. In 2005, FMLY recognized $190,000 of film costs associated with these issuances.

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

Stock Options, continued

FMLY granted no options during the years ended June 30, 2006 or 2005, and, accordingly, no pricing assumptions or pro-forma financial information is presented.

A summary of FMLY’s stock option activity and related information for the years ended June 30, 2006 and 2005 follows:
	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price ($)

Outstanding at June 30, 2004	1,625,000	0.25
Granted	-	-
Exercised	-	-
Forfeited	(1,480,000)	0.25

Outstanding at June 30, 2005	145,000	0.25

Granted	-	-
Exercised	-	-
Forfeited	-	_________-

Outstanding at June 30, 2006	145,000	0.25

All options outstanding at June 30, 2006 and 2005 are exercisable. A summary of outstanding stock options at June 30, 2006 follows:
		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

45,000	December 2006	.5	$0.25
100,000	June 2007	1.0	$0.25

145,000

Stock Compensation Plan

Family Room Entertainment Corporation 2004 Consulting and Legal Services Plan (the” Plan”). Under the Plan, as amended, FMLY is authorized to issue up to 46,500,000 shares of common stock to compensate key consultants and legal services providers to FMLY. Since September 2004, a total of 38,984,130 shares reserved for issuance under the Plan have been issued through June 30, 2006 and an additional 6,015,870 remain available for future issuances.

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

The following is a summary of FMLY’s stock warrant activity and related information for the years ended June 30, 2006, 2005 and 2004:

Number of
Shares
Under
Description	Warrants

Outstanding at June 30, 2004	11,071,428

Granted	23,333,334

Outstanding at June 30, 2005	34,404,762

Granted	-

Outstanding at June 30, 2006	34,404,762

All warrants outstanding at June 30, 2006 are currently exercisable. A summary of outstanding stock warrants at June 30, 2006, follows:

		Remaining
		Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

250,000	September 2006	.3	110% of market
1,500,000	January 2008	1.5	$3.00
750,000	January 2008	1.5	65% of market
5,000,000	January 2008	1.5	$0.50
3,571,428	January 2008	1.5	$0.13
23,333,334	November 2009	3.4	$0.12

34,404,762

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

14. Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2006 and 2005. Following is an analysis of major customers for the years ended June 30, 2006 and 2005:

	2006	2005

Number of customers accounting for more than 10%	1	1
of revenue

Percentage of total revenue derived from largest customer	82%	87%

Percentage of total revenue derived from second largest
Customer	1%	1%

15. Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the years ended June 30, 2006 and 2005, these executive officers received compensation totaling
$1,271,862and $973,367, respectively, under these contractual arrangements. The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.
FMLY contracted Stanley Tepper, as the Executive Finance and Accounting/CFO through AGSinc business financial entertainment accounting consulting company (“AGSinc”). AGSinc received contracted consulting fees for the year ended June 30, 2006 and 2005 $106,466 and $71,400 respectively. Out of these funds Mr. Temper received $50,000 and $35,000 during the years ended June 30, 2006 and 2005, respectively.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Non-Cash Investing and Financing Activities

During the year ended June 30, 2006, FMLY issued 83,370,185 shares of common stock to convert $267,911 of accrued interest and of $833,702 of debt principal to equity. An additional 26,916,666 shares were issued to employees and consultants with a value of $347,198 based on the market value of the stock at the date issued.

During the year ended June 30, 2005, FMLY issued embedded derivative financial instruments as part of convertible debt valued at $1,041,602.

17.	Subsequent Events

FMLY commenced a program of buying back its common stock on the open market in August 2006.

The purchases are to be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities. Below is a table od purchase made to date.

FMLY Stock Repurchases

FAMILY ROOM ENTERTAINMENT CORP - TREASUARY SHARES

Date	Shares	Market Price	Share	Commissons	Amount

8/3/2006	650,000	$0.0120	$7,800.00	$399.50	$8,199.50
8/4/2006	325,000	$0.0096	$4,120.00	$163.50	$3,283.50
8/15/2006	274,833	$0.0093	$2,555.95	$134.50	$2,690.45
8/16/2006	495,000	$0.0098	$4,851.00	$247.50	$5,098.50
8/17/2006	100,000	$0.0120	$1,200.00	$25.00	$1,225.00
8/17/2006	890,000	$0.0118	$10,502.00	$527.50	$11,029.50
8/18/2006	960,000	$0.0117	$11,232.00	$557.50	$11,789.50
8/21/2006	100,000	$0.0120	$1,225.00	$0.00	$1,225.00
8/21/2006	250,000	$0.0120	$3,000.00	$0.00	$3,000.00
8/21/2006	250,000	$0.0120	$3,000.00	$7.50	$3,007.50
8/21/2006	100,000	$0.0135	$1,350.00	$0.00	$1,350.00
8/23/2006	50,000	$0.0115	$575.00	$7.50	$582.50
8/23/2006	100,000	$0.0125	$1,250.00	$57.50	$1,307.50
8/30/2006	50,000	$0.0115	$575.00	$27.50	$602.50
8/31/2006	50,000	$0.0090	$450.00	$32.50	$482.50
9/5/2006	200,000	$0.0090	$1,800.00	$97.50	$1,897.50
9/7/2006	200,000	$0.0080	$1,600.00	$87.50	$1,687.50
9/14/2006	20,000	$0.0095	$190.00	$27.50	$217.50
9/14/2006	100,000	$0.0095	$950.00	$32.00	$982.00
9/18/2006	200,000	$0.0080	$1,600.00	$72.50	$1,672.50
9/18/2006	20,000	$0.0080	$160.00	$25.00	$185.00
9/19/2006	50,000	$0.0080	$400.00	$27.50	$427.50
9/26/2006	250,000	$0.0085	$2,125.00	$71.50	$2,196.50
9/27/2006	100,000	$0.0090	$900.00	$34.50	$934.50
9/27/2006	140,000	$0.0094	$1,316.00	$7.50	$1,323.50
9/27/2006	10,000	$0.0090	$90.00	$0.00	$90.00
9/28/2006	250,000	$0.0094	$2,350.00	$7.50	$2,357.50
9/29/2006	250,000	$0.0094	$2,350.00	$7.50	$2,357.50
10/05/2006	200,000	$0.0080	$1,600.00	$32.50	$1,632.50
Total Shares Purchased	6,634,833	$003649	$69,516.95	$2,685.50	$71,202.45

Average Stock Price Per Share		$0.01258

Issuance of a Convertible Note

Subsequent to June 30, 2006, FMLY paid a total of $150,000 in principal payments to Ron Smith in connection with the convertible note issued on May 25, 2006.