Form 10QSB
period 2006-09-30
FAMILY ROOM ENTERTAINMENT CORP
filed 2006-11-21
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006
--------------------

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-27063

FAMILY ROOM ENTERTAINMENT CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0206160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8530 Wilshire Boulevard, Suite 420, Beverly Hills, CA	90211
(Address of principal executive offices)	(Zip code)

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

Shares Outstanding as of
Class of Common Stock November 15, 2006
------------------------ 199,824,105 - Shares
$.01 par value

Transitional Small Business Disclosure Format Yes No X
   ---- -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes [ ] No [X]

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets at September 30, 2006
(unaudited) and June 30, 2006

Unaudited Consolidated Condensed Statements of
Operations for the three months months ended
September 30, 2006 and 2005

Unaudited Consolidated Condensed Statement of
Stockholders’ Deficit for the three months ended September 30, 2006

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months ended September 30, 2006 and 2005

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

SIGNATURES

FAMILY ROOM ENTERTAINMENT CORPORATION
__________

UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
for the three months ended September 30, 2006 and 2005

FAMILY ROOM ENTERTAINMENT CORPORATION
TABLE OF CONTENTS
__________

Page(s)

Unaudited Consolidated Condensed Financial Statements

Unaudited Consolidated Condensed Balance Sheets as
of September 30, 2006 and June 30, 2005	F-3

Unaudited Consolidated Condensed Statements of Operations for the
three months ended September 30, 2006 and 2005	F-4

Unaudited Consolidated Condensed Statement of Stockholders’
Deficit for the three months ended September 30, 2006	F-5

Unaudited Consolidated Condensed Statements of Cash Flows for the
three months ended September 30,2006 and 2005	F-6

Notes to Unaudited Consolidated Condensed Financial Statements	F-7

FAMILY ROOM ENTERTAINMENT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
September 30, 2006 and June 30, 2006
________

	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)	(Note)

Cash and cash equivalents	$ 579,301	$ 678,695
Restricted cash	40,681	88,877
Accounts receivable	1,205,000	555,000
Film costs, net	5,778,238	5,801,448
Property and equipment, net	63,407	64,883
Prepaid expenses and other	66,414	63,499

Total assets	$ 7,733,041	$ 7,252,402

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Notes payable under film participation agreements	$ 5,907,411	$ 5,907,411
Notes payable convertible debt, net of debt discount of $992,302 and $1,157,451	470,904	487,693
Accounts payable and accrued liabilities	226,619	244,385
Deferred revenue	1,500,000	-
Derivative financial instrument liabilities	901,426	954,756
Total liabilities	9,006,360	7,594,245

Stockholders’ deficit:
Preferred stock; $0.01 par value;
5,000,000 shares authorized; no shares issued
and outstanding	-	-
Common stock; $0.01 par value; 2,000,000,000 shares
authorized; 199,824,105 shares issued 192,907,259 shares outstanding at September 30, 2006 and
199,824,105 shares issued and outstanding at
June 30, 2006, respectively	1,998,241	1,998,241
Additional paid in capital	17,694,028	17,694,028
Treasury stock, 6,916,846 shares, at cost	(68,918)	-
Accumulated deficit	(20,896,670)	(20,034,112)

Total stockholders’ deficit	(1,273,319)	(341,843)

Total liabilities and stockholders’ deficit	$7,733,041	$ 7,252,402

Note: The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2005 and 2004
__________

	Three Months Ended
	September 30,
	2006	2005

Revenues	$ 25,000	$ 2,304,575

Operating costs-amortization
of film costs and distribution costs of $2,500.	454,086	2,153,532

Gross (loss)/margin	(429,086)	151,043

Selling, general and
administrative expenses	298,642	277,192

Loss from operations	(727,628)	(126,159)

Other income and (expenses):
Interest income	1,211	809
Interest expense	(136,141)	(82,125)

Other income (expense), net	(134,930)	(81,316)

Net loss	$ (862,558)	$ (207,465)

Weighted average number of
common shares outstanding
basic and fully diluted	199,824,105	87,852,572

Net loss per common share
basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
for the three months ended September 30,2006
__________

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock, at Cost	Deficit	Total _

Balance at June 30, 2006	199,824,205	$1,998,241	$ 17,694,028	$ -	$(20,034,112)	$ (341,843)

	-	-	-	-	-	-

	-	-	-	-	-	-
Purchase of common stock	-	-	-	(68,918)	-	(68,918)

	-	-	-	-	-	-

	-	-	-	-	-	-

Net loss	-	-	-	-	(862,558)	(862,558)

Balance at September 30, 2006	199,824,205	$1,998,241	$17,694,028	$ (68,918)	$(20,896,670)	$(1,273,319)

The accompanying notes are an integral part of these
unaudited consolidated condensed financial statements.

FAMILY ROOM ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net loss	$(862,558)	$ (207,465)
Adjustment to reconcile net loss to net cash used
by operating activities:
Depreciation expense	6,005	5,045
Amortization of film costs	451,856	2,153,532
Amortization of debt issue costs	_165,149	211,615
Derivative valuation adjustment	(53,330)	-
Amortization of loan costs	(31,938)	-
Change in operating assets and liabilities:
Accounts receivable	(650,000)	(1,539,598)
Film costs	(428,376)	(4,459,888)
Other assets	(2,925)	(30,786)
Accounts payable and accrued liabilities	(17,766)	366,058
Deferred revenue	1,500,000	-

Net cash provided by/(used in) operating activities	75,857	(3,501,587)

Cash flows from investing activities:
Release of restricted cash for film costs	48,196	-
Purchase of property and equipment	( 4,529__)	(8,832)

Net cash provided by/(used in) investing activities	43,667_	(8,832)

Cash flows from financing activities:
Proceeds from advance under development agreement		2,293,109
Payment of debt issuance costs on convertible debt	(150,000)	-
Purchase of Common Stock	(68,918)
Payment of Development Production Agreement	( - )	(950,000)
Payments on notes payable	(150,000)	(148,720)

Net cash (used in)/provided by financing activities	(218,918)	1,194,389

Decrease in cash and cash equivalents	(99,394)	(2,316,030)

Cash and cash equivalents at beginning of year	678,695	3,281,215

Cash and cash equivalents at end	$579,301	$ 965,185

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

The unaudited consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corp. included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of FMLY and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

During the three months ended September 30, 2006, we recorded an other income item of $53,303,which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrant liabilities.

During the three months ended September 30, 2005, we recorded an other income item of $135,014, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, we adjust the derivative financial instruments to their estimated fair value and analyze the instruments to determine their classification as a liability or equity. As of September 30, 2006 and June 30, 2006, the estimated fair value of our derivative liability was $888,439 and $930,227 respectively, as well as a warrant liability of $12,987 and $24,529.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Convertible Debt Financing and Derivative Liabilities - Continued

In valuing the debt features at September 30, 2006, FMLY used the closing price of $0.0085, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract. For the three month ended September 30, 2006, there was a decrease in the market value of the Company's common stock to $0.0085 from $0.0146.

In valuing the debt features at June 30, 2006, the company used the closing price of $ 0.0146 and the respective conversion and exercise prices for the warrants.  For the year ended June 30, 2006, there was a decrease in the market value of the Company's common stock to $0.01 from $0.08 at November 9, 2004.

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

Stock-Based Compensation

Stock-based compensation is accounted for under the standards prescribed by SFAS No. 123R, “Share-Based Payment.” The statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The standard prescribes the expensing of the fair value of stock options granted to employees in the basic financial statements through the use of an option-pricing model. The expense recognized with respect to unvested awards is based on the grant-date fair value and vesting schedule of those awards. The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date of adoption.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the three months ended September 30, 2006 and 2005 , FMLY’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Accounts receivable arise primarily from transactions with customers in California. FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain. Collateral is not required for credit granted. Accounts receivable at September 30, 2006 and 2005 arose materially from transactions with two customers.

Debt Issuance Costs

Debt issuance costs are amortized on a straight line basis over the term of the related notes.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the financial position or results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. We are currently evaluating the impact that the adoption of SFAS 158 will have on our consolidated financial statements.

3. Restricted Cash

As discussed in Note 7, during the three months ended September 30, 2006, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents materially the portion of those funds not used in those projects at September 30, 2006 and June 30, 2006 amounting to $4,621 and  $ 52,816, respectively. Additionally, included in restricted cash is $36,061 which represents a secured money market account for the corporate credit card program.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.	Accounts Receivable
Accounts receivable at September 30, 2006 and 2005 consisted of the following:

	September 30, 2006	June 30, 2006

Accrued receivables - producer fees and production recharges	$1,165,000	$515,000
Accrued distribution, royalties and other	40,000	40,000

Total	$1,205,000	$555,000
At September 30, 2006 and June 30, 2006, one customer materially accounted for the receivable balance of
$ 1,000,000 and $ 350,000 respectively.

5.	Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at September 30, 2006 and 2005, and related activity during the three months ended September 30, 2006 and 2005 are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

			Development
		In	And Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during three
months ended September 30, 2006	829	30,401	397,145	428,376

Transfers of film costs between catagories
in three months September 30, 2006	-	-	-	-

Total film costs incurred and paid by
FMLY during three ended
September 30, 2006	829	30,401	397,145	428,376

Net film cost balance before the three months
September 30,2006 amortization & write offs	50,829	5,481,526	697,468	6,229,824

Less film cost amortization & write offs
during three months September 30,2006	829	349,280	101,477	451,586

Net film cost balance at September 30,
2006	$50,000	$5,132,246	$595,991	$5,778,238

FMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

			Development
		In	and Pre-
	Released	Production	Production	Total

Net film cost balance at June 30,
2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during
three months September 30,2005	160	4,060,544	399,184	4,458,888

Transfers of film costs between catagories
in three months September 30,2005	-	359,483	(359,483)	-

Total film costs incurred and paid by
FMLY during three months ended
September 30, 2005	160	4,020,027	39,701	4,459,888

Net film cost balance before three months
September 30,2005 amortization
and write offs	60,160	7,083,734	694,179	7,838,073

Less film cost amortization and write offs
during three monhs September 30, 2005	-	2,072,806	80,726	2,153,532

Net film cost balance at September 30,
2005	$60,160	$5,010,928	$613,453	$5,684,541

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Film Costs, Revenues and Amortization of Film Costs, continued

Following is an analysis of film cost amortization and write-downs for the ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005

Released Projects - Amortization
After Sex	585	-
Held for Ransom	45	-
Speedway Junkie	1	-
16 Blocks		42,028
Good Advice	198	-
Other	-	-

Total	829	42,028

Projects in Development, In-Production, or Pre-Production
16 Blocks	626	-
The Tenant	-	1,279,001
Wickerman	1,193	253,304 253,304
The Contract	371	254,085
88 Minutes	412	286,416
Saturday Night Special	-	-
Amityville Horror After 25 Years	-	-
Room Service	59,737	-
Rin Tin Tin	-	-
White Air	334,528	-
Micronaughts	6,966	-
The Devil Name Total of other individual	26,846 -	-
projects with total original costs
less than $40,000	20,068	38,698

Total	450,747	2,111,504

Total all projects	$451,586	$2,153,532

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Film Costs, Revenues and Amortization of Film Costs, continued

Following is the percentage make-up of net film costs at September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006

The Tenant	-%	-%
Borderland	86	82
White Air	-	6
Wickerman	4	4
88 Minutes	-	-
Total of other individual projects less than 5%	10	9

Total	100%	100%

Following is an analysis of revenues, by project, for the three month period ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
	2006	2005
Producer Fees
Wickerman	$-	$300,000 -
The Contract	-	300,000
88 Minutes	-	400,000
Total producer fees / film revenue	-	1,000,000

Royalties and Other Revenue
Royalties	-	4,575
Film production service fees and other Net Income participation revenues	- 110,000	241,000
Distribution revenue	25,000	-
Consultant and participation fees	-	1,300,000
Total royalties and other revenue	25,000	1,304,575

Total revenue	$25,000	$2,304,575

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.	Property and Equipment

Property and equipment at September 30 and June 30, 2006 consisted of the following:

	Life	September 30, 2006	June 30, 2006

Office furniture and equipment	7 years	$53,144	$50,284
Computer equipment	5 years	74,861	73,313
Software	3 years	84,702	85,472

Total		212,709	209,069

Less accumulated depreciation and amortization		149,298	144,186

		$63,407	$64,883

During the three months ended September 30, 2006 and 2005, depreciation and amortization expense was
$ 6,005and $5,045, respectively.

7.	Notes Payable Under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects. During the year ended June 30, 2006, we received an aggregate $3,227,692 respectively, from Tau Entertainment (Elisa Salinas) ,Scorched Earth Entertainment, Freedom Films and E F F Partners LLC for investment in specific projects.

During the year ended June 30, 2006 FMLY received $800,000 from E F F Partners LLC, $72,500 from Scorched Earth Entertainment, and $ 2,355,192 from Freedom Films. FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non allocated funds and $1,300,000 for ”The Tenant”.

As of September 30, 2006 the balance outstanding of notes and loans payable under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC

The Tenant	$-	$ - -	$ - -	$68,486
Borderland	1,799,719	572,500	2,355,192	-
White Air	-	-	-	346,514
Wickerman	250,000	- -	- -	-
Room Service	130,000	-	-	-
Day of the Dead	-	-	-	300,000
Rin Tin Tin	-	-	-	85,000
	$2,179,719	$572,500	$2,355,192	$800,000

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

7. Notes Payable Under Film Participation Agreements ( continued)

Under the terms of the agreement for “the Tenant”,   the investor recouped their investment within four months following the delivery of the picture to the worldwide distributor (which was during October 2006 ) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture. In FMLY’s 1st Quarter, September, 2005 $950,000 non allocated funds was returned to Tau entertainment (Elisa Salania) and in the 3rd Quarter, March, 2006 FMLY paid Tau Entertainment ( Elisa Salanis) $1,300,000 for the Tenant.

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

Freedom Films invested $2,000,000 in July 2005 and a total of $355,192 during the year ended June 30,2006 directly into Borderland USA to be used for the production of the film project “Borderland.”. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

We received $500,000 on June 27, 2005 and $72,500 during the year ended June 30, 2006, from Scorched Earth Entertainment to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the Net Profits of the picture shall be on a proportional basis to its investment.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Convertible Notes Payable

During the year ended June 30, 2005 and 2006, the Company issued notes to third parties. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note   Amount of Notes   Conversion Price(1) Term of Note

November 9, 2004          $2,000,000                              $0.15 or 80%    2 years
May 24, 2006                  $ 400,000                80%          1 year

Date of
Warrants Issued   Number of Warrants   Exercise Price  Term of Warrants

November 9, 2004   6,666,667                               $0.12   5 years
November 9, 2004   16,666,667                             $0.15   5 years

(1) = the conversion price is the lower of the set price or 80% of market closing price.

Notes payable Convertible debt	September 30, 2006	June 30, 2006

Notes payable Convertible debt	$1,463,206	$1,645,144

Less un-amortized debt issue costs	$992,302	$1,157,451

Notes payable Convertible debt	$470,904	$487,693

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

The Notes also provide for liquidated damages on the occurrence of several events. As of September 30, 2006 and June 30, 2006, the Company has incurred no liquidating damages.

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes. For the three months ended September 30 2006 and, 2005 the Company accreted $165,149 and $27,407, respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

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

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at September 30, 2006 and June 30, 2006, the company used the closing price of $0.0085 and $0.0146, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 36% and 78%, respectively. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at September 30, 2006, had decreased to a fair value of $12,987, due in part to a decrease in the market value of the Company's common stock to $0.0085, which resulted in an "other income" item of $11,542 on the Company's books. The warrant derivative liability at June 30, 2006, had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company's common stock to $0.0146 from $0.05 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an "other expense" item of $56,251 on the Company's books.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.. For the 3 months ended September 30, 2006, due in part to an decrease in the market value of the Company's common stock to $0.0085, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $41,761. At September 30, 2006, the estimated fair value of the debt features was approximately $888,466. For the year ended June 30, 2006, due in part to a decrease in the market value of the Company's common stock to $0.0146 from $0.05 at June 30, 2005, the Company recorded an "other income" on the consolidated statement of operations for the change in fair value of the debt features of approximately $283,661. At June 30, 2006, the estimated fair value of the debt features was approximately $930,227.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

For the 3 months ended September 30, 2006 and September 30, 2005, we recorded an other income item of $53,303 and $135,014 related to the increase in value of the debt features and decrease in value of the warrants.

For the 3 months ended September 30, 2006 and September 30, 2005, the company recorded $165,149 and $27,407, respectively, of interest expense related to the accretion of debt related to the convertible financing.

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2006 and June 30, 2006 consisted of the following:

	September 30, 2006	June 30, 2006

Accounts payable	$137,150	$200,273
Accrued film costs		-
Accrued interest payable	89,371	44,111

	$226,521	$244,385

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

10. Claims and Contingencies

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intends to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. On September 15, 2006 Nu Image, Inc has settled and FMLY has been released from liability..

11. Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2006 and 2005. Following is an analysis of major customers for the three months September 30, 2006 and 2005:

	2006	2005

Number of customers accounting for more than 10%	1	1
of revenue

Percentage of total revenue derived from largest customer	100%	87%

Percentage of total revenue derived from second largest
Customer	0%	1%

12. Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees, less approved direct costs incurred by FMLY to provide the underlying services. During the three months ended September 30, 2006 and 2005, these executive officers received compensation totaling $ 240,000 and $482,746, under these contractual arrangements. The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

FMLY contracted Stanley Tepper, as the Executive VP Finance and Accounting/CFO through AGSinc business financial entertainment accounting consulting company. (“AGSinc”). received contracted consulting fees for the three months ended September 30, 2006 and 2005 $28,750 and $19,600 respectively. Out of these funds Mr. Tepper received no compensation for the three months September 30, 2006 and 2005, respectively.

FAMILY ROOM ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

13. Non-Cash Investing and Financing Activities

None

14. Subsequent Event

In November 2006, FMLY received $1,300,000 as additional investment for the project “King of California” from Tau Entertainment (Elisa Salinas) structured as note payable under a film participation agreement.

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

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2006

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2006 versus Three Months ended September 30, 2005

The Company’s operating revenue for the three months ended September 30, 2006 was 25,000 as compared to $2,304,575 for the three months ended September 30, 2005, for a decrease of $$2,279,575 (98.9%) The decrease was mainly attributed to decrease in film revenues, i.e., no films when into production during the quarter and profit participation to date has been received on the major films that were released. Prior years revenue was a result of producers fees from the following films; 1) Wickerman, 2) The Contract , 3) 88 Minutes and 4) The Tenant.. The 2006 revenue is attributable to distribution fees from the film “White Air”.

Costs relating to the operating revenues were $454,086 for the three months ending September 30, 2006 as compared to $2,153,532 for the three months ending September 30, 2005, a decrease of $1,699,446 (78.9%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross (loss)/margin for the three month period ending September 30, 2006 was $(429,086) as compared to $151,043 for the three month period ending, September 30, 2005, a decrease of $580,129 (384.1%). The decrease in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for three months ended September 30, 2005 was $298,642 as compared to $277,192 for three months ended September 30, 2005, for an increase of $ 21,450. The increase was attributable to a increases in: 1) Salaries of $25,755 (1194.0%), 2) contract labor of $9,150 (46.7%), 3) medical benefits of $15,302 (51.7%), 4) parking of $1,567 (44.3%), and 5) public relations, SEC of $8,440 (295.7%) offset by decreases in 1) temporary staffing of $15,169 (100.0%), 2) directors insurance of $4,626 (22.7%), 3) travel and entertainment of $11,648 (69.5%), 4) office expense of $4,168 (59.2%) and 5) miscellaneous items of $3,153 (2.3%).

Other income (expense) of $(134,141) for the three months ended September 30, 2006 was primarily the result of interest expense of $136,141 as compared to interest expense of $82,125 for same period ending September 30, 2005, an increase of $54,016 (65.8%). Interest expense was higher in the current year due to conversion of convertible debt that triggered immediate recognition of deferred loan costs as interest expense.

The Company reported a net loss of $862,558 for the three months ended September 30, 2006 as compared to a net loss of $207,465 for the same period ended September 30, 2005, an increase of $665,093 (3157.6%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended September 30, 2006 amounted to $75,857 which mainly consists of the net loss of $862,558 plus the following: 1) $650,000 increase in accounts receivable, 2) increase of $428,376 in film costs, 3) increase in other assets of $2,925, 4) increase in accounts payable and accrued liabilities of $17,766, 5) increase in amortization of loan costs of $31,938, 6) increase in derivative valuation of $53,330 offset by 1) depreciation expense of $6,005, 2) amortization of film costs of $451,856, 3)amortization of debt issue costs of $165,149, and 4) deferred income of $1,500,000.

Net cash provided by investing activities for the three months ended September 30, 2006 amounted to $43,667 which was mainly attributed to the release of restricted cash of $48,196 offset by the purchase of office equipment of $4,529.

Net cash used relating to financing activities amounted to $218,918. This consisted of paying down a convertible note by $150,000 and the purchase of common stock shares of $68,918.

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

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of notes payable (including the convertible notes) at September 30, 2006 were as follows:

Year Ended
June 30,		Amount

2005		$ 0
2006	November 2006 - Convertible Notes Due	1,213,179
2007	March 2007 - convertible note Due	250,000

		$ 1,473,179

 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2006 and June 30, 2006 consisted of the following:

	September 30, 2006	June 30, 2006 _

Accounts payable	$ 137,248	200,274
Accrued film costs
Accrued Interest, professional fees and other	89,371	44,111

	$ 226,619	$ 244,385

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ended
June 30,

2007	$ 81,324
2008	81,324

$ 162,648

Fixed recurring monthly average Selling General and Administrative expenses are expected to be as follows:

2007
Estimate

Salaries, consultants and benefits	$ 48,500
Rent	7,410
Parking	1,200
Equipment rental	4,800
Telephone and communications	2,490
Directors, officers and corporate insurance	5,500
Accounting and auditing	6500

$ 76,400

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to September 2006, is approximately $115,000 (includes the above fixed cost estimate of $76,400) a month for a twelve total of $1,380,000. The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimating beyond this twelve month period because we are still in negotiation on a number of projects.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835, 000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intend to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. On September 15, 2006 Nu Image, Inc has settled and FMLY has been released from liability..

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

/s/ George Furla   Director, Chief Executive Officer,                       November 21, 2006
George Furla  President and Chief Accounting Officer

/s/ Randall Emmett Director, Chief Operating Officer   November 21, 2006
Randall Emmett  Assistant Secretary

/s/ Stanley Tepper Executive VP Finance & Accounting
Chief Financial Officer                                                                        November 21, 2006
Stanley Tepper