Form 10QSB
period 2006-12-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2007-02-20
CIK 49444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

Class of Common Stock	Outstanding as of February 19, 2006
$0.01 par value	332,392,287 Shares

Transitional Small Business Disclosure Format Yes [ ] No [X]

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and six months ended
December 31, 2006 and 2005

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and six months ended
December 31, 2006 and 2005

C O N T E N T S

FAMILY ROOM ENTERTAINMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31 AND JUNE 30, 2006

	December 31, 2006	June 30, 2006
Assets	(unaudited)	(audited)
Cash and cash equivalents	$171,721	$678,695
Restricted cash	38,068	88,877
Accounts receivable	1,105,000	555,000
Film costs, net	6,956,128	5,801,448
Property and equipment	64,603	64,883
Prepaid and other current assets	48,839	63,499

Total Assets	$8,384,359	$7,252,402

Liabilities and Stockholders' Deficit
Notes payable under film participation agreements	$7,207,412	$5,907,411
Convertible notes payable, net of discount	537,920	487,693
Accounts payable and accrued liabilities	234,581	244,385
Deferred revenues	1,500,000	-
Derivative liability	745,881	954,756
Total Liabilities	10,225,794	7,594,245

Equity and Shareholders' Deficit
Preferred stock: $0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock: $0.01 par value; 2,000,000,000 shares authorized;
231,642,286 and 199,824,105 shares issued and outstanding, respectively	2,316,422	1,998,241
Additional paid-in capital	17,537,659	17,694,028
Treasury stock, 6,916,846 shares at cost	(72,894)	-
Accumulated deficit	(21,622,622)	(20,034,112)
Total Equity and Shareholders' Deficit	(1,841,435)	(341,843)

Total Liabilities and Shareholders' Deficit	$8,384,359	$7,252,402

FAMILY ROOM ENTERTAINMENT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

	Three months ended Dec. 31,		Six months ended Dec. 31,
	2006	2005	2006	2005
Gross Margin	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,636	$5,250	$28,136	$2,309,825
Amortization of film costs	(320,651)	(396,343)	(772,237)	(2,549,875)

Gross Margin	(315,015)	(391,093)	(744,101)	(240,050)

Selling, general and administrative expenses	457,539	372,455	756,084	653,686

Loss from Operations	(772,554)	(763,548)	(1,500,185)	(893,736)

Other Income and Expenses
Interest income	1,681	843	2,892	1,652
Change in derivatives	155,605	135,014	208,908	103,062
Interest expense	(110,718)	(253,452)	(300,162)	(495,193)
Total Other Income and Expenses	46,568	(117,595)	(88,362)	(390,479)

Net Loss	$(725,986)	$(881,143)	$(1,588,547)	$(1,284,215)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares	209,235,666	110,749,034	204,529,885	100,955,087

FAMILY ROOM ENTERTAINMENT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(72,894)	-	(72,894)

Common stock issued for convertible interest	5,000,000	50,000	(30,688)	-	-	19,312

Common stock issued for note principal	1,818,181	18,181	(8,181)	-	-	10,000

Common stock issued for services	25,000,000	250,000	(117,500)	-	-	132,500

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(1,588,547)	(1,588,547)

Balance at December 31, 2006	231,642,286	$2,316,422	$17,537,659	$(72,894)	$(21,622,622)	$(1,841,435)

FAMILY ROOM ENTERTAINMENT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

	2006	2005
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,588,547)	$(1,284,215)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	12,843	10,090
Amortization of film costs	772,237	2,549,875
Common stock issued for accrued interest	19,312	189,732
Common stock issued for services and compensation	132,500	32,000
Change in value of warrant and derivative liabilities	(208,875)	103,062
Amortization of debt discount	258,167	187,051
Amortization of loan costs	(47,940)	-
Change in operating assets and liabilities:
Accounts receivable	(550,000)	(1,080,186)
Film costs	(1,926,917)	(4,722,353)
Other assets	14,698	(62,227)
Accounts payable and accrued liabilities	(9,804)	(111,223)
Deferred revenue	1,500,000	-
Net cash generated by/(used in) operating activities	(1,622,326)	(4,188,394)

Cash flows from investing activities:
Release of restricted cash for film costs	50,809	2,461,138
Purchase of property and equipment	(12,563)	(12,660)
Net cash generated by investing activities	38,246	2,448,478

Cash flows from financing activities:
Proceeds from advance under development agreement	1,300,000	1,498,195
Purchase of common stock	(72,894)	-
Payment on convertible notes payable	(150,000)	-
Net cash generated by financing activities	1,077,106	1,498,195

Decrease in cash and cash equivalents	(506,974)	(241,721)

Cash and cash equivalents at beginning of year	678,695	736,870

Cash and cash equivalents at end of period	$171,721	$495,149

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. General

Family Room Entertainment Corp. (“FMLY” or “the Company”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000). EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000. Currently Good Entertainment Services, Inc. is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett/Furla Films Distribution LLC (“EFFD”), is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”), a California Corporation, is setup primarily to develop and provide production related services for low budget motion pictures (less than $20,000,000).

These unaudited consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corp. included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2006, the total liabilities exceeded its total assets by $1,841,435. These factors raise doubt about the Company’s ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques. In addition, the Company has movie projects in various stages of development which should generate additional cash flow over the next several months. Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity. The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of FMLY and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2”), FMLY presents an unclassified consolidated balance sheet because FMLY has an operating cycle of approximately three years.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

The Company recognizes revenue from various sources under the criteria established by SOP 00-2 as follows.

1.
Producers Fees - Producer fees are recognized upon receipt of the fees and delivery of the related services. If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the six months ended December 31, 2006 and 2005, FMLY incurred general operating costs of $57,817 and $20,556 respectively.

Participation Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual film forecast computation to arrive at current period participation cost expense. Participation costs are determined using assumptions that are consistent with FMLY’s estimates of film costs, exploitation costs, and ultimate revenue. If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs. To the extent that an excess liability exceeds unamortized film costs for a film, it is credited to income. Participation costs are not currently a factor on any of FMLY’s film projects.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Company’s convertible notes are not clearly and closely related to the characteristics of such notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the six months ended December 31, 2006, the Company recorded a net change in fair value of derivative liabilities of $208,875, which relates to the debt features and warrants.

During the six months ended December 31, 2005, the Company recorded an other income item of $103,062 which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity. As of December 31, 2006 and June 30, 2006, the estimated fair value of the Company’s derivative liability was $745,626 and $930,227 respectively, as well as a warrant liability of $222 and $24,529.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at December 31, 2006, FMLY used the closing price of $0.0038, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract. For the six month ended December 31, 2006, there was a decrease in the market value of the Company’s common stock to $0.0038 from $0.0146.

In valuing the debt features at June 30, 2006, the company used the closing price of $ 0.0146 and the respective conversion and exercise prices for the warrants.  For the year ended June 30, 2006, there was a decrease in the market value of the Company’s common stock to $0.01 from $0.08 at November 9, 2004 (issuance date).

Cash Equivalents

FMLY considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

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

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. For the three months ended December 31, 2006 and 2005, FMLY’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, net income and comprehensive income are identical.

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

Accounts receivable arise primarily from transactions with customers in California. FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain. Collateral is not required for credit granted. Accounts receivable at December 31, 2006 and 2005 arose materially from transactions with two customers.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on the financial position or results of operations of the Company.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, that the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which requires an employer to recognize the overfunded or underfunded status of a defined benefit plan as an asset or liability in its consolidated balance sheet. Under SFAS 158, actuarial gains and losses and prior service costs or credits that have not yet been recognized through earnings as net periodic benefit cost will be recognized in other comprehensive income, net of tax, until they are amortized as a component of net periodic benefit cost. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006 and shall not be applied retrospectively. The Company is currently evaluating the impact that the adoption of SFAS 158 will have on the Company’s consolidated financial statements.

3. Restricted Cash

As discussed in Note 6, during the six months ended December 31, 2006, FMLY received loans from investors that were limited to investment in specific film projects. Restricted cash represents the portion of those funds not used in those projects at December 31, 2006 amounting to $1,397 and the remaining $36,671 represents collateral for FMLY’s credit facility for corporate credit cards.

4. Accounts Receivable

Accounts receivable at December 31, 2006, and June 30, 2006, consisted of the following:

	December 31, 2006	June 30, 2006

Accrued receivables - producer fees	$1,065,000	$515,000
Accrued distribution, royalties and other	40,000	40,000

Total	$1,105,000	$555,000

At December 31, 2006 and June 30, 2006, one customer accounted for $1,100,000 and $515,000 of accounts receivable.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at December 31, 2006, June 30, 2006, and December 31, 2005, and related activity during the six months ended December 31, 2006, June 30, 2006, and December 31, 2005, are shown below. Substantially all film projects of the Company are intended for theatrical presentation:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during six months ended December 31, 2006	1,300	1,359,200	566,418	1,926,918

Transfers of film costs between categories in six months ended December 31, 2006	-	-	-	-

Total film costs incurred and paid by FMLY during six months ended December 31, 2006	1,300	1,359,200	566,418	1,926,918

Net film cost balance before December 31, 2006 amortization & write offs	51,300	6,810,325	866,741	7,728,366

Less film cost amortization & write offs during the six months ended December 31, 2006	(1,300)	(609,504)	(161,434)	(772,238)

Net film cost balance at December 31, 2006	$50,000	$6,200,821	$705,307	$6,956,128

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Film Costs, Revenues and Amortization of Film Costs (continued)

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during the year ended June 30, 2006	39,819	4,807,860	365,834	5,213,513

Transfers of film costs between categories in the year ended June 30, 2006	-	481,164	(481,164)	-

Total film costs incurred and paid by FMLY during the year ended June 30, 2006	39,819	5,289,024	(115,330)	5,213,513

Net film cost balance before June 30, 2006 amortization & write offs	99,819	4,952,731	539,164	8,591,714

Less film cost amortization & write offs during the year ended June 30, 2006	(49,819)	(2,501,606)	(238,841)	(2,790,266)

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Film Costs, Revenues and Amortization of Film Costs (continued)

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during the six months ended December 31, 2005	2,012	4,245,954	474,387	4,722,353

Transfers of film costs between categories in the six months ended December 31, 2005	-	359,483	(359,483)	-

Total film costs incurred and paid by FMLY during the six months ended December 31, 2005	2,012	4,605,437	114,904	4,722,353

Net film cost balance before December 31, 2005 amortization & write offs	62,012	7,269,144	769,382	8,100,538

Less film cost amortization & write offs during the six months ended December 31, 2005	(12,012)	(2,321,052)	(216,811)	(2,549,875)

Net film cost balance at December 31, 2005	$50,000	$4,948,092	$552,571	$5,550,663

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Released Projects - Amortization
After Sex	$195	$5,465	$780	$5,465
Good Advice	184	441	328	998
Held for Ransom	90	4,384	135	5,384
Speedway Junkie	2	2	3	2
The Tenant	-	20	-	1,279,021

Projects in Development, In Production or Pre-Production
16 Blocks	-	93,031	626	135,329
Wickerman	250,050	34,936	251,243	288,240
The Contract	-	1,229	371	255,314
88 Minutes	-	113,962	412	400,378
White Air	8,740	-	343,268	-
Room Service	-	-	59,737	-
Micronauts	10,000	-	16,966	-
Saturday Night Special	-	93,942	-	93,942

Total of other individuals projects with costs less than $40,000	51,390	47,931	98,368	85,802

Total all projects	$320,651	$396,343	$772,237	$2,549,875

On January 30, 2006, Lawrence Abramson and George Furla paid to EFFI the sum of One Hundred Ten Thousand Dollars ($110,000) toward the production of the movie “Rin Tin Tin”. EFFI then assigned to each Abramson and Furla, fifty percent (50%) respectively (an aggregate of 100%) of EFFI’s share of contingent compensation in the movie “Rin Tin Tin”. Mr. Furla is foregoing his production fee compensation (as defined in Note 7) on this project.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the three months and six months ended December 31, 2006 and 2005.

	Three Months Ended		Six Months Ended
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Producer Fees / Film Revenue
Wickerman	$-	$-	$-	$300,000
The Contract	-	-	-	300,000
88 Minutes	-	-	-	400,000
Total Producer Fees / Film Revenue	-	-	-	1,000,000

Royalties and Other Revenue
Royalties	7,596	-	7,596	4,575
Distribution revenue	-	-	25,000	1,300,000
Film production service fees and consulting	-	5,250	-	5,250
Total Royalties and Other Revenue	7,596	5,250	32,596	1,309,825

Total Revenue	$7,596	$5,250	$32,596	$2,309,825

Following is the percentage make-up of net film costs at December 31, 2006, and June, 30, 2006:

	December 31, 2006	June 30, 2006

Borderland	70%	86%
Wickerman	-%	4%
King of California	19%	-%
Total of other individual projects less than 5%	11%	10%

Total	100%	100%

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6. Property and Equipment

Property and equipment at December 31, 2006 and June 30, 2006 consisted of the following:

		December 31,	June 30,
	Life	2006	2006

Office furniture and equipment	7 years	$53,658	$50,285
Computer equipment	5 years	80,481	73,313
Software	3 years	86,601	84,580

Total		220,740	208,178

Less accumulated depreciation and amortization		(156,137)	(143,295)

		$64,603	$64,883

During the six months ended December 31, 2006 and 2005, depreciation and amortization expense was $12,843 and $10,090 respectively.

7. Notes Payable under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects. During the six months ended December 31, 2006, the Company received an aggregate of $1,300,000 and for the year ended June 30, 2006 the Company received $3,227,692 from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

During the six months ended December 31, 2006 FMLY received $1,300,000 from Tau Entertainment and for the year ended June 30, 2006 FMLY received $800,000 from EFF Partners LLC, $72,500 from Scorched Earth Entertainment, and $2,355,192 from Freedom Films. FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non allocated funds and $1,300,000 for “The Tenant”.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

7. Notes Payable under Film Participation Agreements (continued)

As of December 31, 2006 the balance outstanding of notes and loans payable of $7,207,412 under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Totals

The Tenant	$-	$-	$-	$68,486	$68,486
Borderland	1,799,719	572,500	2,355,193	-	4,727,412
White Air	-	-	-	346,514	346,514
Wickerman	250,000	-	-	-	250,000
Room Service	130,000	-	-	-	130,000
King of California	1,300,000	-	-	-	1,300,000
Day of the Dead	-	-	-	300,000	300,000
Rin Tin Tin	-	-	-	85,000	85,000
	$3,479,719	$572,500	$2,355,192	$800,000	7,207,412

Under the terms of the agreement for “The Tenant”, the investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture. In FMLY’s first Quarter, September, 2005 $950,000 non-allocated funds was returned to Tau entertainment (Elisa Salinas). In the third Quarter, March, 2006 FMLY paid Tau Entertainment ( Elisa Salinas) $1,300,000 for the Tenant.

For the Borderland movie project, in proportion to their actual investment in the negative costs of the picture, certain investors will receive: (a) a 7% one time finance fee from the proceeds of the picture and (b) 8% annual interest on their respective investments. The investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will have participation in the Net Profits of the picture on a proportional basis to their investment.

In addition, Tau Entertainment (Elisa Salinas) invested funds in two additional projects, the first (1) being Wickerman, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture, and the second (2) being Room Service whereby they invested $130,000 in the development of the Picture for which they will be repaid if and when the picture is fully financed (by a third party) and produced, if ever.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

7. Notes Payable under Film Participation Agreements (continued)

Freedom Films invested $2,000,000 in July 2005 and a total of $355,192 during the year ended June 30, 2006 directly into Borderland USA to be used for the production of the film project “Borderland.” The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the net profits of the picture shall be on a proportional basis to its investment.

On June 27, 2005 the Company received $500,000 and $72,500 during the year ended June 30, 2006, from Scorched Earth Entertainment to invest in the “Borderland” film project. The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their investment. The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits. The investor’s participation in the Net Profits of the picture shall be on a proportional basis to its investment.

8. Convertible Notes Payable

During the years ended June 30, 2005 and 2006, the Company issued notes to third parties. As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price (1)	Term of Note
November 9, 2004	$2,000,000	$0.15 or 80%	2 years
May 24, 2006	$400,000	80%	1 year

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 9, 2004	6,666,667	$0.12	5 years
November 9, 2004	16,666,667	$0.15	5 years

(1) = the conversion price is the lower of the set price or 80% of market closing price.

Notes payable	December 31,	June 30,
Convertible debt	2006	2006

Notes payable Convertible debt	$1,437,204	$1,645,144

Less unamortized debt issue costs	899,284	1,157,451

Notes payable Convertible debt	$537,920	$487,693

The notes contain provisions on interest accrual at the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%). The Interest Rate shall not be less than ten percent (10%). Interest is calculated on a 360 day year. Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a “Repayment Date”) and on the Maturity Date.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

8. Convertible Notes Payable (continued)

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events. As of December 31, 2006 and June 30, 2006, the Company has incurred no liquidating damages.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

Debt Features

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes. For the six months ended December 31, 2006 and 2005, the Company accreted $258,167 and ($10,747), respectively, of debt discount. The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants Issued	Number of Warrants	Initial Value at Issuance	Volatility Factor
November 9, 2004	6,666,667	$104,984	39%
November 9, 2004	16,666,667	$262,460	39%

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

8. Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability. In valuing the warrants at December 31, 2006 and June 30, 2006, the company used the closing price of $0.0038 and $0.0146, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 79% and 78%, respectively. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at December 31, 2006, had decreased to a fair value of $222, due in part to a decrease in the market value of the Company’s common stock to $0.0038, which resulted in an “other income” item of $24,307 on the Company’s books. The warrant derivative liability at June 30, 2006, had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an “other expense” item of $56,251 on the Company’s books.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), the debt features provision (collectively, the features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

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

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

8. Convertible Notes Payable (continued)

Debt Features (continued)

Date of Note	Amount of Notes	Value at Issuance	Initial Carrying Value
November 9, 2004	$2,000,000	$674,158	$1,032,899
May 26, 2006	$400,000	$135,770	$264,230

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.. For the 6 months ended December 31, 2006, due in part to an decrease in the market value of the Company’s common stock to $0.0038, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $155,605. At December 31, 2006, the estimated fair value of the debt features was approximately $745,626. For the year ended June 30, 2006, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $283,661. At June 30, 2006, the estimated fair value of the debt features was approximately $930,227.

Pursuant to the terms of the Notes, the Company has the option of prepaying the outstanding Principal Amount in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon and any and all other sums due.

The recorded value of the debt features related to the Notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

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

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

8. Convertible Notes Payable (continued)

Debt Features (continued)

For the 6 months ended December 31, 2006 and 2005, the Company recorded an other income item of $208,908 and $103,062 related to the change in value of the debt features and decrease in value of the warrants, respectively.

For the 6 months ended December 31, 2006 and 2005, the Company recorded $258,167 and ($10,767) of interest expense/(income) related to the accretion of debt related to the convertible financing.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2006 and June 30, 2006 consisted of the following:

	December 31, 2006	June 30, 2006

Accounts payable	$141,881	$200,274
Accrued film costs	-	-
Accrued interest payable	92,700	44,111

	$234,581	$244,385

10. Claims and Contingencies

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company. The Company intends to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. On September 15, 2006 Nu Image, Inc., has settled, and FMLY has been released from liability.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

11. Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2006 and 2005. Following is an analysis of major customers for the three months December 31, 2006 and 2005:

	2006	2005

Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	87%	87%

Percentage of total revenue derived from second largest customer	0.5%	1%

12.  Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be 20% to 30% - George Furla and 30% to 33% - Randall Emmett) of the net producers fees earned by the Company. Net producers’ fees are gross fees less approved direct costs incurred by FMLY to provide the underlying services. During the six months ended December 31, 2006, these executive officers received compensation totaling $340,000 under these contractual arrangements. The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations. During the six months ended December 31, 2005, these executive officers received compensation totaling $634,395 under these contractual arrangements.

FMLY contracted Stanley Tepper, as the Executive VP Finance and Accounting/CFO through AGS Inc. business financial entertainment accounting consulting company. AGS Inc. received contracted consulting fees for the six months ended December 31, 2006 and 2005 of $57,500 and $39,200 respectively. Out of these funds Mr. Tepper received $10,000 and $10,000 for the six months December 31, 2006 and 2005 respectively.

13. Non-Cash Investing and Financing Activities

During the six-month period ended December 31, 2006, FMLY issued 31,818,181 shares of common stock to convert $19,312 of accrued interest and $10,000 of debt principal to equity, and for payment of $132,500 of consulting expense.

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

14. FMLY Stock Repurchases

Date	Shares	Market Price	Cost	Commissions	Total
8/3/2006	650,000	$0.01	$7,800	$400	$8,200
8/4/2006	325,000	$0.01	3,120	163	3,283
8/15/2006	274,833	$0.01	2,556	135	2,691
8/16/2006	495,000	$0.01	4,851	247	5,098
8/17/2006	100,000	$0.01	1,200	25	1,225
8/17/2006	890,000	$0.01	10,502	528	11,030
8/18/2006	960,000	$0.01	11,232	557	11,789
8/21/2006	100,000	$0.01	1,200	-	1,200
8/21/2006	250,000	$0.01	3,000	-	3,000
8/21/2006	250,000	$0.01	3,000	8	3,008
8/21/2006	100,000	$0.01	1,360	-	1,360
8/23/2006	50,000	$0.01	575	7	582
8/23/2006	100,000	$0.01	1,250	58	1,308
8/30/2006	50,000	$0.01	575	27	602
8/31/2006	50,000	$0.01	450	33	483
9/5/2006	200,000	$0.01	1,800	97	1,897
9/7/2006	200,000	$0.01	1,600	88	1,688
9/14/2006	20,000	$0.01	190	27	217
9/14/2006	100,000	$0.01	950	32	982
9/18/2006	200,000	$0.01	1,600	73	1,673
9/18/2006	20,000	$0.01	160	25	185
9/19/2006	50,000	$0.01	400	27	427
9/26/2006	250,000	$0.01	2,125	72	2,197
9/27/2006	100,000	$0.01	900	34	934
9/27/2006	140,000	$0.01	1,316	8	1,324
9/27/2006	10,000	$0.01	90	-	90
9/28/2006	250,000	$0.01	2,350	7	2,357
9/29/2006	250,000	$0.01	2,350	8	2,358
10/5/2006	200,000	$0.01	1,600	106	1,706
Total Shares Purchased	6,634,833	$3,649	$70,102	$2,792	$72,894
Average Stock Price Per Share		$0.01

FAMILY ROOM ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

. Subsequent Events

Shares Issued:

  January 18, 2007

1.	Issued 7,500,000 shares to Longview Fund for the conversion of $21,848 of principle @ $0.002913 a share pursuant to Rule 144k.
2.	Issued 15,000,000 shares to the Longview Equity Fund for the conversion of $43,695 of principle @ $0.002913 a share pursuant to Rule 144k.
3.	Issued 2,500,000 shares to Longview International Equity Fund for the conversion of $1,395 of principle and $5,888 of interest @ $0.002913 a share pursuant to Rule 144k.

  January 30, 2007

4.	Issued 9,000,000 shares to Longview Fund for the conversion of $20,231 of principle and $3,997 @ $0.002692 a share pursuant to Rule 144k.
5.	Issued 20,000,000 shares to Longview Equity Fund for the conversion of $43,838 of principle and $10,002 of interest @ $0.002692 a share pursuant to Rule 144k.
6.	Issued 3,000,000 shares to Longview International Equity Fund for the conversion of $7,753 of principle and $323 of interest @ $0.002692 a share pursuant to Rule 144k.

February 1, 2007

7.	Issued 18,750,000 shares to Larry Abrams for the conversion of $37,500 of principal at $0.02 per share.

February 9, 2007

8.	Issued 5,000,000 shares to Longview Equity Fund for the conversion of $6,868 of principal and $614 in interest expense at $0.0015024 per shares.

February 12, 2007

9.	Issued 20,000,000 shares to Longview International Equity Fund for the conversion of $27,451 of principal and $196 in interest expense at $0.0013842 per shares.

FAMILY ROOM ENTERTAINMENT CORPORATION

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred. During the six months ended December 31, 2006 and 2005, FMLY incurred general operating costs of $57,817 and $20,556 respectively.

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

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures through FMLY via production services and/or produced by FMLY will be entirely financed through outside sources. In April 2004, we received $644,455 in funds pursuant to a subscription agreement. Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement. Additionally in March, 2006, we issued a $400,000 convertible note and film entertainment consulting agreement due march 1, 2007.

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in various film projects. During December 2006, though Tau Entertainment ( Elisa Salinas) we received $1,300,000 on film projects. On June 27, 2005 we received $500,000 from Scorched Earth to invest tin the Borderland USA project. The agreements executed by these investors call for certain investor to receive: (a) a 7% one time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against). The investors will participation in the net profits of the picture on a proportional basis to their investment.

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

RESULTS OF OPERATIONS

Three Months ended December 31, 2006 versus Three Months ended December 31, 2005

The Company’s operating revenue for the three months ended December 31, 2006 was $5,636 as compared to $ 5,250 for the three months ended December 31, 2005, for a increase of $386 (7.4%) The increase was mainly attributed to increase in film revenues, i.e., no films when into production during the quarter and profit participation to date has been received on the major films that were released.

Costs relating to the operating revenues were $320,651 for the three months ending December 31, 2006 as compared to $396,343 for the three months ending December 31, 2005, a decrease of $ 75,692 (19.1%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross margin for the three month period ending December 31, 2006 was $(315,015) as compared to $(391,093) for the three month period ending, December 31, 2005, an increase of $76,078 (19.5%). The increase in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

Selling, general administrative expenses for three months ended December 31, 2006 was $457,539 as compared to $372,455 for three months ended December 31, 2005, for an increase of $84,084 (22.8%). The increase was attributable to increases in: 1) contract labor of $19,059 (68.8%), 2) business insurance of $3,200 (6,400.0%), 3) donations of $4,900 (4,900.0%), 4) festivals of $37,121 (2,563.4%), 5) professional fees of $81,808 (1,410.57%), 6) consulting of $30,906 (107.5%), and 7) depreciation of $4,479 (52.8%) offset by decreases in 1) temporary staff of $8,590 (87.7%), 2) travel and entertainment of $3,300 (42.6%), 3) equipment rental of $1,676 (18.6%), 4) office expense of $23,491 (73.9%), 5) telephone expense of $3,909 (21.1%) , 6) publicity and promotion of $52,970 (85.9%) and 7) miscellaneous items of $2,550 (2.8%).

Other income (expense) was $46,568 for the three months ended December 31, 2006, as compared to ($117,595) for the same period in the prior year, an increase in income of $164,163 (139.6%). This increase was primarily the result of interest expense of $110,718 as compared to interest expense of $253,452 for same period ending December 31, 2005, a decrease of $142,734 (139.6%), and an increase in the change in value of derivatives from $135,014 for the three months ended December 31, 2005, to $155,605 for the three months ended December 31, 2006, an increase of $20,591 (15.3%). Other expense was lower in the current year due to conversion of convertible debt that created a reduction in the value of derivative liabilities, reduced by an increase in interest expense triggered immediate recognition of deferred loan costs and accelerated acretion of debt discount as components of interest expense.

The Company reported a net (Loss) of $ (725,986) for the three months ended December 31, 2006 as compared to a net loss of $ (881,143) for the same period ended December 31, 2005, a decrease of $ 155,157 (17.6%).

Six Months ended December 31, 2006 versus Six Months ended December 31, 2005

The Company’s operating revenue for the six months ended December 31, 2006 was $28,136 as compared to $2,309,825 for the six months ended December 31, 2005, for a decrease of $2,281,689 (98.8%). The decrease was mainly attributed to a decrease in film revenues, i.e., no films when into production during the quarter and profit participation to date has been received on the major films that were released. Prior year’s revenue was a result of producers/royalty fees from the following films; 1) “Wickerman”, 2) “The Contract”, 3) “88 Minutes” and 4) “The Tenant”. The 2006 revenue is attributable to distribution fees from the film “White Air,” “After Sex,” and “Held For Ransom.”.

Costs relating to the operating revenues were $772,237 for the six months ending December 31, 2006 as compared to $2,549,875 the six months ending December 31, 2005, a decrease of $1,777,638 (69.7%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross margin for the six month period ending December 31, 2006 was $(744,101) as compared to $(240,050) for the six month period ending, December 31, 2005, a decrease of $ 504,051 (210.0%). The decrease in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for six months ended December 31, 2006 was $756,084 as compared to $653,686 for six months ended December 31, 2005, for an increase of $102,398 (15.7%). The increase was attributable to a increases in: 1) Salaries of $33,329 (57.5%), 2) contract labor of $28,210 (39.0%), 3) medical benefits of $13,987 (18.5%), 4) parking of $5,469 (64.7%), 5) public relations, SEC of $5,352 (20.7%), 6) payroll taxes of $3,206 (39.7%), 7) rent of $2,193 (4.5%), 8) business insurance of $3,236 (132.7%), 9) donations of $4,800 (2,400.0%), 10) computer maintenance of $3,136 (78.7%), 11) film festivals of $44,749 (9,783.3%), 12) accounting/audits of $87,786 (3,543.0%) and 13) consulting of $18,355 (30.1%) offset by decreases in 1) Promotion/Publicity of 68,189 (89.1%), 2) temporary staff of $23,759 (95.2%), 3) director’s insurance $8,176 (34.2%), 4) travel and entertainment of $16,582 (67.7%), 5) office expense of $8,111 (37.3%), 6) internship costs of $8,240 (97.3%), 7) computer consulting of $12,490 (76.3%) 8) legal fees of $2,028 (79.5%) and 8) miscellaneous items of $2,668 (3.4%).

Other income (expense) was $(88,362) for the six months ended December 31, 2006, as compared to ($390,479), a decrease in expense of $302,117 (77.4%). This decrease was primarily the result of interest expense of $300,162 as compared to interest expense of $495,193 for same period ending December 31, 2005, an decrease of $195,031 (39.4%) and an increase in income from the change in value of derivatives to $208,908 for the six months ended December 31, 2006, from $103,062, an increase of $105,846 (102.7%) Interest expense was Lower in the current year due to reduction in conversions of convertible debt that created a reduction in the value of derivative liabilities, reduced by an increase in interest expense triggered immediate recognition of deferred loan costs and accelerated acretion of debt discount as components interest expense.

The Company reported a net (Loss) of $(1,588,547) for the six months ended December 31, 2006 as compared to a net loss of $1,284,215) for the same period ended December 31 , 2005, an increase of $304,332 (23.7%).

LIQUIDITY AND CAPITAL RESOURCES
Net cash used by operating activities for the six months ended December 31, 2006 amounted to $ (1,622,326) which mainly consists of the net loss of $1,588,547 plus the following: 1) $208,875 derivative valuation adjustment, 2) amortization of loan costs of $47,940, 3) $550,000 decrease in accounts receivable, 4) increase of $1,926,917in film costs, 6) $9,804 decrease in accounts payable and other liabilities, offset by 1) depreciation expense of $12,843, 2) amortization of film costs of $772,237, 3) accretion of convertible debt discount of $258,167, 4) common stock issued for payment of interest of $19,312, 5) common stock issued for professional services and compensation of $132,500, 6) other assets of $14,698 and deferred revenue of $1,500,000.

Net cash used by investing activities for the six months ending December 31, 2006 amounted to 38,246 which was mainly attributed to the release of restricted cash of $50, 809 offset by the purchase of office equipment of $12,563.
Cash provided by financing activities amounted to $1,077,106. This consisted of 1) proceeds from advances under development agreements of $1,300,000 offset by 1) purchases of common stock of $72,894 and 2) payments on notes of $150,000.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At December 31, 2006 FMLY had outstanding commitments of approximately $250,000.

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

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of notes payable (including the convertible notes) at December 31, 2006 were as follows:

Year Ended
June 30,		Amount

2005		$ 0
2006	November 2006 - Convertible Notes Due	1,213,179
2007	March 2007 - convertible note Due	250,000

		$ 1,473,179

 Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2006 and June 30, 2006 consisted of the following:

	December, 2006	June, 2006

Accounts payable	$ 141,881	200,274
Accrued film costs
Accrued Interest, professional fees and other	92,701	44,111

	$ 234,581	$ 244,285

The lease ends March 1, 2007 which does include an additional one (1) year option to extend, however, at this time FMLY expects to be on a month to month basis for these offices spaces.

Year Ended
June 30,

2007	$ 30,520
2008	88,560

$ 122,080

Fixed recurring monthly average Selling General and Administrative expenses are expected to be as follows:

2007
Estimate

Salaries, consultants and benefits	$ 22,500
Rent,0lease and office furniture	7630
Parking	1,120
Equipment rental	3,000
Telephone and communications	2,000
Directors, officers and corporate insurance	5,000
Accounting and auditing	6,500

$ 47.750

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to December 31 , 2 006, is approximately $ 80,000 (includes the above fixed cost estimate of 47,750 a month for a twelve total of $1,380,000. The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimating beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In December, 2006, FMLY received $1,300,000 from Tau Entertainment ( Elisa Salinas), an investor,,for the production of the movie “King of California”. The investor is to recoup the investment from distribution advances. On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY repaid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005. At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297., Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin...

FMLY'S future capital requirements will depend on numerous factors, including the profitability of FMLY’s film projects and ability to control costs. As shown above, FMLY believes that current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2006, the total liabilities exceeded its total assets by $1,841,435. These factors raise doubt about the Company’s ability to continue as a going concern. Management has instituted a cost reduction program that included a reduction in staffing, general overhead and a related  reduction in fringe costs and has instituted more efficient management techniques. In addition, the Company has movie projects in various stages of development which should generate additional cash flow over the next several months. Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity. The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Shares issued in the Quarter:

1.  On November 20, 2006, 500,000 shares of common stock were issued to the Longview International Equity Fund, LP pursuant to Rule 144k for the conversion of $1,931.21 of interest on convertible debt at $.0038624 per share.

2.   On November 20, 2006, 1,500,000 shares of common stock were issued to the Longview Fund, LP pursuant to Rule 144k for the conversion of $5,793.60 of interest on convertible debt at $.0038624 per share.

3.   On November 20, 2006, 3,000,000 shares of common stock were issued to the Longview Equity Fund, LP pursuant to Rule 144k for the conversion of $11,587.20 of interest on convertible debt at $.0038624 per share.

4.   On November 30, 2006, 1,818,181 shares of common stock were issued to Alpha Capital AG pursuant to Rule 144k for the conversion of $10,000 of interest on convertible debt at $.0055 per share.

5. On December 6, 2006, 25,000,000 shares of common stock were issued to the following: a) Mercer Dal Walton III, 10,000,000 shares, b) Boaz Davidson, 3,000,000 shares, c) John Thompson, 3,000,000 shares, d) Michael Mercy Santos, 3,000,000 shares and e) Jason Griffith, 6,000,000 shares. These shares were registered via a Form S-8 filed on December 6, 2006, file number 333-139132.

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

(b)  REPORTS ON FORM 8-K

The Company's report on Form 8-K dated December 21, 2006

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

Previous Independent Accountants

On December 15, 2006, our Board of Directors received formal notice that our independent auditors, Ham, Langston & Brezina, L.L.P. (“HLB”), had made the decision to resign as our independent accountants effective December 18, 2006.

New Independent Accountants

On December 20, 2006, Pohl, McNabola & Berg LLP (“PMB”), Certified Public Accountants of San Francisco, California, were appointed by the Company to audit our financial statements for the year ended June 30, 2007.

The Company's report on Form 8-K dated February 2, 2007

ITEM 4.01. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT.
(1)	Merger Involving Independent Accountants
(i) On January 30, 2006, we were informed by Pohl, McNabola, Berg & Co.,
LLP (“PMB”), the independent registered public accounting firm for Client
(the “Company”), as follows:
(1)	PMB has consummated a merger with Helin, Donovan, Trubee &
Wilkinson., LLP (“HDTW”). HDTW is located in Austin, Texas, and is also registered with the Public Company Accounting Oversight Board (United States). The name of the post-merger firm is PMB Helin Donovan, LLP (“PMB+HD”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla   Director, Chief Executive Officer,    February 20, 2007
George Furla  President and Chief Accounting Officer

/s/ Randall Emmett Director, Chief Operating Officer                                    February 20, 2007
Randall Emmett  Assistant Secretary

/s/ Stanley Tepper Executive VP Finance & Accounting,
Stanley Tepper, Chief Financial Officer                                                            February 20. 2007