Form 10-Q
period 2007-05-21
FAMILY ROOM ENTERTAINMENT CORP
filed 2007-05-21
CIK 49444

                                                                                                       UNITED STATES
                                                                              SECURITIES AND EXCHANGE COMMISSION
                                                                                            Washington, D.C.20549

                                                                                                         FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]       No [ X]

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date.

Class of Common Stock	Outstanding as of May 17, 2007
$0.01 par value	1,082,159,142 Shares

Transitional Small Business Disclosure Format     Yes [   ]     No  [X]

                                                                                                                           Family Room Entertainment Corporation

                                                                                                                              Unaudited Consolidated Condensed
                                                                                                                                          Financial Statements
                                                                                                                              for the three and nine months ended
                                                                                                                                       March 31, 2007 and 2006

                                                                                                                          Family Room Entertainment Corporation

                                                                                                                              Unaudited Consolidated Condensed
                                                                                                                                           Financial Statements
                                                                                                                              for the three and nine months ended
                                                                                                                                       March 31, 2007 and 2006

                                                                                                                                        C   O   N   T   E   N   T   S

	March 31, 2007	June 30, 2006
Assets	(unaudited)	(audited)
Cash and cash equivalents	$30,528	$678,695
Restricted cash	37,845	88,877
Accounts receivable	755,000	555,000
Film costs, net	6,588,572	5,801,448
Property and equipment	64,068	64,883
Prepaid and other current assets	39,204	63,499
Total Assets	$7,515,217	$7,252,402

Liabilities and Stockholders' Deficit
Liabilities
Notes payable under film participation agreements	$7,207,412	$5,907,411
Convertible notes payable, net of discount	562,266	487,693
Accounts payable and accrued liabilities	532,404	244,385
Derivative liability	374,778	954,756
Total Liabilities	8,676,860	7,594,245

Equity and Shareholders' Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.01 par value; 2,000,000,000 shares authorized;
430,563,311 and 199,824,105 shares issued and outstanding, respectively	4,305,633	1,998,241
Additional paid-in capital	15,879,056	17,694,028
Treasury stock, 6,916,846 shares at cost	(72,894)	-
Accumulated deficit	(21,273,438)	(20,034,112)
Total Equity and Shareholders' Deficit	(1,161,643)	(341,843)

Total Liabilities and Shareholders' Deficit	$7,515,217	$7,252,402

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Gross Margin	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,527,709	$121,203	$1,555,845	$2,431,028
Amortization of film costs	(944,157)	(205,157)	(1,716,395)	(2,755,032)

Gross Margin	583,552	(83,954)	(160,550)	(324,004)

Selling, general and administrative expenses	297,476	587,886	1,053,555	1,241,572

Income/(Loss) from Operations	286,076	(671,840)	(1,214,105)	(1,565,576)

Other Income and Expenses
Interest income	595	-	3,487	1,652
Change in derivatives	371,103	121,868	580,011	209,229
Interest expense	(308,594)	27,697	(608,756)	(480,099)
Total Other Income and Expenses	63,104	149,565	(25,258)	(269,218)

Net Income/(Loss)	$349,180	$(522,275)	$(1,239,363)	$(1,834,794)

Net earnings/(loss) per common share, basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Net earnings/(loss) per common share, diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares, basic	246,172,159	137,726,445	269,240,956	177,845,649
Weighted average number of shares, diluted	2,000,000,000	137,726,445	269,240,956	177,845,649

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at June 30, 2005	89,537,254	$895,373	$17,609,454	$(18,782,150)	$(277,323)

Common stock issued for convertible debt and related interest	81,391,729	813,916	(20,039)	-	793,877

Common stock issued for services and officer’s compensation	6,916,666	69,167	40,033	-	109,200

Net loss	-	-	-	(1,834,794)	(1,834,794)

Balance at March 31, 2006	177,845,649	$1,778,456	$17,629,448	$(20,616,944)	$(1,209,040)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(72,894)	-	(72,894)

Common stock issued for convertible interest	54,269,611	542,696	(418,097)	-	-	124,599

Common stock issued for note principal	121,369,595	1,213,696	(1,005,456)	-	-	208,240

Common stock issued for services	55,100,000	551,000	(391,419)	-	-	159,581

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(1,239,363)	(1,239,363)

Balance at March 31, 2007	430,563,311	$4,305,633	$15,879,056	$(72,894)	$(21,273,438)	$(1,161,643)

	March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,239,363)	$(1,834,797)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	20,701	18,895
Amortization of film costs	1,716,384	2,755,032
Common stock issued for accrued interest	124,599	-
Common stock issued for services and compensation	159,581	109,200
Change in value of warrant and derivative liabilities	(580,011)	(209,229)
Amortization of debt discount	511,462	624,484
Amortization of loan costs	(47,940)	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable - new	(1,500,000)	326,704
(Increase) decrease in accounts receivable paid - DOD	350,000	-
(Increase) decrease in accounts receivable paid - Rambo IV	950,000	-
(Increase) decrease in film costs	(2,503,508)	(5,179,213)
(Increase) decrease in other assets	24,295	(43,486)
Increase (decrease) in accounts payable and accrued liabilities	288,019	(123,308)
Other	4,361	-
Net cash generated by/(used in) operating activities	(1,721,420)	(3,555,718)

Cash flows from investing activities:
Release of restricted cash for film costs	51,032	2,463,011
Purchase of property and equipment	(19,885)	(18,749)
Net cash generated by/(used in) investing activities	31,147	2,444,262

Cash flows from financing activities:
Proceeds from advance under development agreement	1,300,000	2,277,692
Payments on advance under development agreement	-	(1,300,000)
Purchase of common stock	(72,894)	-
Payment on convertible notes payable	(185,000)	-
Net cash generated by/(used in) financing activities	1,042,106	977,692

Decrease in cash and cash equivalents	(648,167)	(133,764)

Cash and cash equivalents at beginning of year	678,695	736,870

Cash and cash equivalents at end of period	$30,528	$603,106

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation SB do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations.  In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the results of operations for the three and nine months ended March 31, 2007 and 2006 and cash flows for nine months ended March 31, 2007 and 2006.  These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Family Room Entertainment Corp. included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.  The results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

There have been no significant changes in FMLY’s significant accounting policies during the three and nine months ended March 31, 2007 as compared to what was previously disclosed in FMLY’s Annual Report on 10-KSB for the year ended June 30, 2006.

1.             General (continued)

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2007, the total liabilities exceeded its total assets by $1,161,643.  These factors raise doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In addition, the Company has movie projects in various stages of development which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.             Summary of Significant Accounting Policies (continued)

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

FMLY has a valid sale or licensing agreement in place.
The motion picture is complete and in accordance with the agreement with the customer.
The motion picture has been delivered or is deliverable.
The license period has begun.
The revenue is fixed or determinable and collection is reasonably assured.

The Company recognizes revenue from various sources under the criteria established by SOP 00-2 as follows.

Producers Fees – Producer fees are recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

Royalties – Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

Producer Development, Production Service Fees and Film Distribution Fees – As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

2.             Summary of Significant Accounting Policies (continued)

Film Costs (continued)

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the nine months ended March 31, 2007 and 2006, FMLY incurred general operating costs of $63,351 and $159,118 respectively.

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

During the nine months ended March 31, 2007, the Company recorded other income of $580,011, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

2.             Summary of Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities (continued)

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of March 31, 2007 and June 30, 2006, the estimated fair value of the Company’s derivative liability was $374,745 and $930,227 respectively, as well as a warrant liability of $0 and $24,529.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at March 31, 2007, FMLY used the closing price of $0.0004, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the nine months ended March 31, 2006, there was a decrease in the market value of the Company’s common stock to $0.0004 from $0.0146.

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

2.             Summary of Significant Accounting Policies (continued)

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

Net Loss per Common Share

Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods.  Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and other financial instruments convertible into common stock, when the effect of such conversions would have been dilutive to net loss.  There is no assumed conversion of stock options, warrants or convertible debentures for 2006 or 2005 because the effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for under the standards prescribed by SFAS No. 123R, “Share-Based Payment.”  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The standard prescribes the expensing of the fair value of stock options granted to employees in the basic financial statements through the use of an option-pricing model.  The expense recognized with respect to unvested awards is based on the grant-date fair value and vesting schedule of those awards.  The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date of adoption.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the nine months and three months ended March 31, 2007 and 2006 FMLY’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

Fair Value of Financial Instruments

FMLY includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

2.             Summary of Significant Accounting Policies (continued)

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

Accounts receivable arise primarily from transactions with customers in California.  FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  Accounts receivable at March 31, 2007 and 2006, arose materially from transactions with two customers.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable.  This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not affect the financial position or results of operations of the Company.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have any significant impact on the financial statements.

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

2.             Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

3.             Restricted Cash

As discussed in Note 6, during the nine months ended March 31, 2007, FMLY received loans from investors that were limited to investment in specific film projects.  Restricted cash represents the portion of those funds not used in those projects at March 31, 2007, amounting to $769 and the remaining $37,076 represents collateral for FMLY’s credit facility for corporate credit cards.

4.             Accounts Receivable

Accounts receivable at March 31, 2007, and June 30, 2006, consisted of the following:

	March 31, 2007	June 30, 2006

Accrued receivables – producer fees	$715,000	$515,000
Accrued distribution, royalties and other	40,000	40,000

Total	$755,000	$555,000

At March 31, 2007 and June 30, 2006, one customer accounted for $550,000 and $515,000 of accounts receivable.

5.             Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at March 31, 2007, June 30, 2006, and March 31, 2006, and related activity during the nine months ended March 31, 2007, June 30, 2006, and March 31, 2006, are shown below.  Substantially all film projects of the Company are intended for theatrical presentation:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during nine months ended March 31, 2007	2,009	1,825,426	676,084	2,503,519

Transfers of film costs between categories in nine months ended March 31, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during nine months ended March 31, 2007	2,009	2,359,150	142,360	2,503,519

Net film cost balance before March 31, 2007 amortization & write offs	52,009	7,810,275	442,683	8,304,967

Less film cost amortization & write offs during the nine months ended March 31, 2007	(2,009)	(1,480,948)	(233,438)	(1,716,395)

Net film cost balance at March 31, 2007	$50,000	$6,329,327	$209,245	$6,588,572

5.             Film Costs, Revenues and Amortization of Film Costs (continued)

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during the year ended June 30, 2006	39,819	4,807,860	365,834	5,213,513

Transfers of film costs between categories in the year ended June 30, 2006	-	481,164	(481,164)	-

Total film costs incurred and paid by FMLY during the year ended June 30, 2006	39,819	5,289,024	(115,330)	5,213,513

Net film cost balance before June 30, 2006 amortization & write offs	99,819	7,952,731	539,148	8,591,698

Less film cost amortization & write offs during the year ended June 30, 2006	(49,819)	(2,501,606)	(238,841)	(2,790,266)

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,307	$5,801,432

5.             Film Costs, Revenues and Amortization of Film Costs (continued)

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during the nine months ended March 31, 2006	39,587	4,665,371	474,255	5,179,213

Transfers of film costs between categories in the nine months ended March 31, 2006	-	561,564	(561,564)	-

Total film costs incurred and paid by FMLY during the nine months ended March 31, 2006	39,587	5,226,935	(87,309)	5,179,213

Net film cost balance before March 31, 2006 amortization & write offs	99,587	7,890,642	567,169	8,557,398

Less film cost amortization & write offs during the nine months ended March 31, 2006	(49,587)	(2,460,795)	(244,650)	(2,755,032)

Net film cost balance at March 31, 2006	$50,000	$5,429,847	$322,519	$5,802,366

5.             Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for three and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	03/31/2007	03/31/2006	03/31/2007	03/31/2006
Released Projects - Amortization
After Sex	$135	$285	$915	$5,740
Good Advice	448	111	776	333
Held for Ransom	105	390	240	5,774
Speedway Junkie	2	2	5	4
Other	-	68	-	1,007
16 Blocks	-	36,729	-	36,729
Projects in Development, In Production or Pre-Production
Rambo IV	871,444	-	871,444	-
16 Blocks	-	7,303	626	142,632
Wickerman	13	463	251,256	288,733
The Contract	-	-	371	255,314
88 Minutes	3	28,590	415	428,968
White Air	3,406	-	346,675	-
Saturday Night Special	-	-	59,737	93,942
Micronauts	-	-	16,966	-
Rin Tin Tin	180	101,920	180	101,920
The Tenant	4	600	4	1,279,621
Total of other individuals projects with costs less than $40,000	68,417	28,696	166,785	114,315

Total all projects	$944,157	$205,157	$1,716,395	$2,755,032

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

5.             Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the three months and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	03/31/2007	03/31/2006	03/31/2007	03/31/2006
Producer Fees / Film Revenue
Wickerman	$-	$-	$-	$300,000
The Contract	-	-	-	300,000
88 Minutes	-	-	-	400,000
Rambo	1,500,000	-	1,500,000
Total Producer Fees / Film Revenue	1,500,000		1,500,000	1,000,000
Royalties and Other Revenue
Royalties	3,701	15,739	11,298	20,384
Distribution revenue	24,008	110,000	44,547	1,405,384
Net Income Participation revenues	-	-	-	110,000
Film production service fees and consulting	-	-	-	5,250
Total Royalties and Other Revenue	27,709	5,250	55,845	1,431,0285

Total Revenue	$1,527,709	$121,203	$1,555,845	$2,431,028

Following is the percentage make-up of net film costs at March 31, 2007, and June, 30, 2006:

	March 31, 2007	June 30, 2006

Borderland	73%	86%
Wickerman	-%	4%
King of California	23%	-%
Total of other individual projects less than 5%	4%	10%

Total	100%	100%

6.             Property and Equipment

Property and equipment at March 31, 2007 and June 30, 2006 consisted of the following:

		March 31,	June 30,
	Life	2007	2006

Office furniture and equipment	7 years	$54,657	$50,285
Computer equipment	5 years	85,764	73,313
Software	3 years	87,641	84,580

Total		228,062	208,178

Less accumulated depreciation and amortization		(163,994)	(143,295)

		$64,068	$64,883

During the nine months ended March 31, 2007 and 2006, depreciation and amortization expense was $20,701 and $18,895 respectively.

7.             Notes Payable under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects.  During the nine months ended March 31, 2007, the Company received an aggregate of  $1,300,000 and for the year ended June 30, 2006 the Company received $3,227,692 from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

During the nine months ended March31, 2007 FMLY received $1,300,000 from Tau Entertainment and for the year ended June 30, 2006 FMLY received $800,000 from EFF Partners LLC, $72,500 from Scorched Earth Entertainment, and $2,355,192 from Freedom Films.  FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non allocated funds and $1,300,000 for “The Tenant”.

7.             Notes Payable under Film Participation Agreements (continued)

As of March 31, 2007 the balance outstanding of notes and loans payable of $7,207,412 under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Totals

The Tenant	$-	$-	$-	$68,486	$68,486
Borderland	1,799,719	572,500	2,355,193	-	4,727,412
White Air	-	-	-	346,514	346,514
Wickerman	250,000	-	-	-	250,000
Room Service	130,000	-	-	-	130,000
King of California	1,300,000	-	-	-	1,300,000
Day of the Dead	-	-	-	300,000	300,000
Rin Tin Tin	-	-	-	85,000	85,000
	$3,479,719	$572,500	$2,355,193	$800,000	7,207,412

Under the terms of the agreement for “The Tenant”, the investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.  In FMLY’s first Quarter, September, 2005, $950,000 non-allocated funds was returned to Tau entertainment (Elisa Salinas).  In the third Quarter, March, 2006 FMLY paid Tau Entertainment (Elisa Salinas) $1,300,000 for the Tenant.

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

Date of Note	Amount of Notes	Conversion Price (1)	Term of Note
November 9, 2004	$2,000,000	$0.15 or 80%	2 years
May 24, 2006	$400,000	80%	1 year

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 9, 2004	6,666,667	$0.12	5 years
November 9, 2004	16,666,667	$0.15	5 years

(1) = the conversion price is the lower of the set price or 80% of market closing price.

Notes payable	March 31,	June 30,
Convertible debt	2007	2006

Notes payable Convertible debt	$1,208,255	$1,645,144

Less unamortized debt issue costs	645,989	1,157,451

Notes payable Convertible debt	$562,266	$487,693

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of March 31, 2007 and December 31, 2006, the Company has incurred no liquidating damages.

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the nine months ended March 31, 2007 and 2006, the Company accreted $511,462 and ($356,019), respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants Issued	Number of Warrants	Initial Value at Issuance	Volatility Factor
November 9, 2004	6,666,667	$104,984	39%
November 9, 2004	16,666,667	$262,460	39%

8.             Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at March 31, 2007 and June 30, 2006, the company used the closing price of $0.0004 and $0.0146, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 79% and 78%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at March 31, 2007, had decreased to a fair value of $0, due in part to a decrease in the market value of the Company’s common stock to $0.0004, which resulted in an “other income” item of $24,529 on the Company’s books.  The warrant derivative liability at June 30, 2006, had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an “other expense” item of $56,251 on the Company’s books.

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability..  For the nine months ended March 31, 2007, due in part to an decrease in the market value of the Company’s common stock to $0.0004, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $555,482.  At March 31, 2007, the estimated fair value of the debt features was approximately $374,778.  For the year ended June 30, 2006, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $283,661.  At June 30, 2006, the estimated fair value of the debt features was approximately $930,227.

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

8.             Convertible Notes Payable (continued)

Debt Features (continued)

For the nine months ended March 31, 2007 and 2006, the Company recorded other income of $555,482 and $263,433 related to the change in value of the debt features and decrease in value of the warrants, respectively.

For the nine months ended March 31, 2007 and 2006, the Company recorded $511,462 and ($356,019) of interest expense/(income) related to the accretion of debt related to the convertible financing.

9.             Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2007 and June 30, 2006 consisted of the following:

	March 31, 2007	June 30, 2006

Accounts payable	$496,607	$200,274
Accrued film costs	-	-
Accrued interest payable	35,797	44,111

	$532,404	$244,385

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

11.           Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2007 and 2006.  Following is an analysis of major customers for the nine months ended March 31, 2007 and 2006:

	2007	2006

Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	95%	87%

Percentage of total revenue derived from second largest customer	0.4%	1%

12.           Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be between 20% to 30% - George Furla and between 25% to 33% - Randall Emmett) of the net producers fees earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred by FMLY to provide the underlying services.  During the nine months ended March 31, 2007, these executive officers received compensation totaling $370,000 under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  During the nine months ended March 31, 2006, these executive officers received compensation totaling $709,895 under these contractual arrangements.

FMLY contracted Stanley Tepper, as the Executive VP Finance and Accounting/CFO through, AGS Inc., business financial entertainment accounting consulting company.  AGS, Inc., received contracted consulting fees for the nine months ended March 31, 2007 and 2006 of $116,134 and $78,100 respectively.  Out of these funds Mr. Tepper received $20,000 and $10,000 for the nine months March 31, 2007and 2006 respectively.

13.           Non-Cash Investing and Financing Activities

During the nine-month period ended March 31, 2007, FMLY issued 230,739,206 shares of common stock to convert $124,599 of accrued interest and $208,240 of debt principal to equity, and for payment of $156,580 of consulting expense.

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

15.           Earnings per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net loss per share was the same as basic net loss per share for 2006, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.  The computation of the dilutive effect of the Company's convertible notes for the three-month period ended March 31, 2007, is shown in the table below.

Three months ended
3/31/2007
Net income (loss)	349,180
Weighted average common shares outstanding	269,240,956
Basic net income (loss) per share	0.00
Diluted net income (loss) per share	0.00
Net Income (loss)	349,180
Interest expense on convertible notes payable	58,009
Debt Feature Add Backs	26,197
Income for purpose of computing diluted net income per share	433,386
Weight average common shares outstanding	269,240,956
Diluted warrants	23,333,334
Assumed conversion of convertible notes payable	2,130,617,821
Weight average common shares outstanding for the purpose of computing diluted net income (loss) per share (limited to number of shares authorized)	2,000,000,000
Diluted net income (loss) per share	0.00

Earnings per share - diluted does not include the effect of potentially dilutive securities for the nine months ended March 31, 2007, and the three and nine months ended March 31, 2006.  The loss from operations for these periods make these securities anti-dilutive.

16.           Subsequent Events

Conversion of debt

During the period April 1, 2007 through April 30, 2007 the Company issued shares for the following:

487,145,831 shares of common stock were issued to retire $130,415 of convertible debt and $24,003 of related interest.

32,900,000 shares of common stock were issued for payment of consulting expenses valued at $19,700.

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

Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

Producer Development and Production Service Fees – As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the nine months ended March 31, 2007 and 2006, FMLY incurred general operating costs of $ 63,351 and $ 159,118 respectively.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 versus Three Months ended March 31, 2006

The Company’s operating revenue for the three months ended March 31, 2007 was $1,527,709 as compared to $121,203 for the three months ended March 31, 2006, for a increase of $1,406,506 (1,160.5%) The increase was mainly attributed to increase in film revenues, i.e., some films when into production during the quarter and the related production fees were received.

Costs relating to the operating revenues were $944,157 for the three months ending March 31, 2007 as compared to $205,157 for the three months ending March 30, 2006, an increase of $739,000 (360.2%). These costs mainly consist of film amortization (Rambo IV amortization was $841,444 of the total), and write off of film costs for the respective time period (See Note 5 for detail).

The Company's gross margin for the three month period ending March 31, 2007 was $583,522 as compared to $(83,954) for the three month period ending, March 31, 2006, an increase of $667,506 (795.0%).   The increase in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

Selling, general administrative expenses for three months ended March 31, 2007 was $297,476 as compared to $587,886 for three months ended March 31, 2006, for a decrease of $290,410 (49.4%). The decrease was attributable to decreases in: 1) salary, wages and related expenses of $22,337 (18.0%), 2) airfare of $9,295 (70.5%), 3) office overhead of $42,134 (15.3%), 4) phone and internet expenses of $2,114 (13.9%), 5) automobile of $54,517 (82.8%), 6) professional fees of $135,619 (65.8%), 7) promotion/Publicity of $23,846 (95.1%) and miscellaneous items of $548 (1.3%).

Other income (expense) was $63,104 for the three months ended March 31, 2007, as compared to $149,565 for the same period in the prior year, a decrease in income of $86,461 (57.8%). This decrease was primarily the result of interest expense of $308,594 for which there was no equivalent expense for same period ending March 31, 2006, offset by an increase in the change in value of derivatives from $121,868 for the three months ended March 31, 2006, to $371,103 for the three months ended March 31, 2007, an increase of $249,235 (204.5%). Other expense was lower in the current year due to conversion of convertible debt that created a reduction in the value of derivative liabilities, reduced by an increase in interest expense triggered immediate recognition of deferred loan costs and accelerated accretion of debt discount as components of interest expense.

The Company reported a net profit of $349,180 for the three months ended March 31, 2007 as compared to a net loss of $ (522,275) for the same period ended March 31, 2006, an increase in profit of $871,455 (166.9%).

Nine Months ended March 31, 2007 versus  Nine Months ended March 31, 2006

The Company’s operating revenue for the nine months ended March 31, 2007 was $1,555,845 as compared to $2,421,032 for the nine months ended March 31, 2006, for a decrease of $875,183 (36.0%). The decrease was mainly attributed to a decrease in film revenues in the first two quarters when no films when into production.  During the third quarter production fees were received for Rambo IV. The 2006 revenue is from producers/royalty fees from the following films; 1) “Wickerman”, 2) “The Contract”, 3) “88 Minutes” and 4) “The Tenant”.

Costs relating to the operating revenues were $1,716,395 for the nine months ending March 31, 2007 as compared to $2,755,028 the nine months ending March 31, 2006, a decrease of $1,038,637 (37.7%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5 for detail).

The Company's gross margin for the nine month period ending March 31, 2007 was $(160,550) as compared to ($324,032) for the nine month period ending March 31, 2006, an increase of $163,454 (50.4%).  The increase in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for nine months ended March 31, 2007 was $1,053,555 as compared to $1,241,572 for nine months ended March 31, 2006, for a decrease of $188,017 (15.1%).  The decrease was attributable to a decreases in: 1) travel and entertainment of $1,256 (42.3%), 2) airfare of $24,621 (70.9%), 3) office overhead of $28,369 (23.9%), 4) telephone and internet expenses of $1,929 (4.2%), 5) automobile expenses of $10,114 (12.2%), 6) professional fees of $67,552 (20.1%), 7) promotion/publicity of $93,035 (90.5%), and 8) miscellaneous items $4,151 (4.49%) offset by 1) Salaries, wages and related expenses of  23,695 (6.2%) and 2) administration and SEC related offices expenses $18,877 (86.5%).

Other income (expense) was $(25,258) for the nine months ended March 31, 2007, as compared to ($269,218) for the nine months ended March 31, 2006, a decrease in expense of $243,960 (90.6%).  This decrease was primarily the result of an increase in income from the change in value of derivatives to $580,011 for the nine months ended March 31, 2007, from $209,229, an increase of $370,782 (177.2%), offset by interest expense of $608,756 as compared to interest expense of $480,099 for same period ending December 31, 2005, an increase of $128,657 (26.8%).  Other expense was lower in the current year due to conversion of convertible debt that created a reduction in the value of derivative liabilities, reduced by an increase in interest expense triggered immediate recognition of deferred loan costs and accelerated accretion of debt discount as components of interest expense.

The Company reported a net (Loss) of $(1,239,363) for the nine months ended March 31, 2007 as compared to a net loss of $(1,834,794) for the same period ended March 31 , 2006, a decrease of $595,431 (32.5%).

LIQUIDITY AND CAPITAL RESOURCES
Net cash used by operating activities for the nine months ended March 30, 2007 amounted to $ (1,721,421) which mainly consists of the net loss of $1,239,363 plus the following: 1) $580,011 derivative valuation adjustment, 2) amortization of loan costs of $47,940, 3) $200,000 decrease in accounts receivable, and 4) an increase of $2,503,508 in film costs offset by 1) depreciation expense of $20,701, 2) accretion of convertible debt discount of $511,462, 3) amortization of film costs of $1,716,384, 4) common stock issued for payment of interest of $124,599, 5) common stock issued for professional services and compensation of $159,581, 6) other assets of $24,295 and 7) an increase in account payable of $288,019.

Net cash used by investing activities for the nine months ending March 31, 2007 amounted to $31,147 which was mainly attributed to the release of restricted cash of $51,033 offset by the purchase of office equipment of $19,885.

Cash provided by financing activities amounted to $1,042,106.  This consisted of 1) proceeds from advances under development agreements of $1,300,000 offset by 1) purchases of the Company’s own common stock of $72,894 and 2) payments on notes of $185,000.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $250,000. At March 31, 2007 FMLY had outstanding commitments of approximately $250,000.

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

Estimated future cash requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to March 31, 2007 approximately $ 80,000 a month for a twelve total of $1,380,000.  The Estimate of cash inflow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimating beyond this twelve month period because we are still in negotiation on a number of projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources. In December, 2006, FMLY received $1,300,000 from Tau Entertainment ( Elisa Salinas), an investor for the production of the movie “King of California”. The investor is to recoup the investment from distribution advances.  On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY repaid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005. At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297., Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin...

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

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2007, the total liabilities exceeded its total assets by $ 1,161,643.  These factors raise doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In addition, the Company has movie projects in various stages of development which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Shares issued in the Quarter:

During the nine-month period ended March 31, 2007, FMLY issued 230,739,206 shares of common stock to convert $124,599 of accrued interest and $208,240 of debt principal to equity, and for payment of $156,580 of consulting expense.

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

/s/ George Furla                   Director, Chief Executive Officer,                       May 21, 2007
     George Furla                     President and Chief Accounting Officer

/s/ Randall Emmett               Director, Chief Operating Officer                        May 21, 2007
     Randall Emmett                Assistant Secretary

/s/ Stanley Tepper               Executive VP Finance & Accounting,                May 21, 2007
     Stanley Tepper               Chief Financial Officer