Form 10KSB
FAMILY ROOM ENTERTAINMENT CORP
filed 2007-10-16
CIK 49444

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
(Name of small business issuer in its charter )

 New Mexico                                                                                                                                                                           85-0206160
(State or other jurisdiction of incorporation or organization)                                                                            (I.R.S. Employer Identification N

c/o Sunset Gower Studios, 1438 North Gower Street,
Box 68, Building 35 Suite 555, Hollywood, CA                                                                                                                                               90028
(Address of principal executive offices)                                                                                                                                                     (Zip code)

Registrant’s telephone number, including area code:               (323) 993-7310

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

The issuer had revenues of $  1,603,345 for the fiscal year ended June 30, 2007.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2007 was approximately
$708,278 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

 As of June 30, 2007, 1,999,299,994 shares of the issuer’s common stock were outstanding. As of September 30, 2007, 1,999,299,994 shares of the issuer’s common stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes  No [X]

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

Asset Purchase : Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the “Asset Purchase”) in exchange for 12,407,000 post-split shares of our common stock.  The interests in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

Name and Symbol Change: Effective May 22, 2000, COBB Resources Corporation’s name was changed to Family Room Entertainment Corporation, and its corresponding OTC:BB trading symbol “COBB” was changed to “FMLY”.

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

FMLY has a limited number of customers.  A percentage breakout of revenue by major customer follows:

Major Customers		June 30,
	2007	2006	2005
NuImage/Millennium Films	98.97%	96.07%	86.78%
Lions Gate Films	0.00%	0.00%	0.00%
Pho	0.02%
Monarch	0.01%	0.00%	0.00%
Regents Films	0.00%	0.30%	0.00%
Platinum Disc	0.00%	0.19%	1.00%
Lantern Lane	0.00%	0.08%	1.00%
Other	1.00%	3.36%	11.22%
Total Revenue	100.00%	100.00%	100.00%

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

Picture			Fees Received
Initial Release Date		Function	Year ended June 30,		Year Ended	Year Ended
and Media Type		Performed by FMLY (2)
Type of
Film Credit Received	Principal Talent	Production Services	2004	2005	Fiscal 2006	Fiscal 2007
Speedway Junky	Jesse Bradford,	Picture originally produced
	Jordan Brower,	by a third party financier.
Sep-01	Jonathan Taylor	FMLY subsequently
	Thomas, Tiffani	acquired 50% ownership
Theatrical	Amber Theisssen,	from the financier and
	Warren G, Daryl	receives royalties if any
Hannah

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services
			$76,979	-3
Held For Ransom	Dennis Hopper,	Picture originally produced
	Zachery Ty Bryan,	by a third party financier.
Aug-00	Kam Heskin,	FMLY subsequently
	Jordan Brower,	acquired 100% ownership
Video/Cable	Randy Spelling,	from said third party.
	Tsianina Joelson,	receives royalties, if any.
& Morgan Fairchild
			(3-A)	$6,000
After Sex	Brooke Shields,	Picture originally produced
	Virginia Madsen,	by a third party financier.
Aug-00	D.B. Sweeney,	FMLY subsequently
	Dan Cortese,	acquired 100% ownership
Video/Cable	Maria Pitillo, &	from the financier and
	Johnathon Schaech	receives royalties, if any.
			(3-A)	$6,000

I'm Over Here Now	Andrew "Dice"	Picture produced
	Clay	by a third party financier.
Mar-00		FMLY retains profit
participation, if any.
Pay-per-View/ Video		No profit participation
payments received to date.
			-3	-3
Good Advice	Charlie Sheen,	Picture produced by FMLY
	Angie Harmon,	in conjunction with a third
Dec-01	Denise Richards,	party. FMLY retains
	Rosanna Arquette,	primary ownership and
Video/Cable	& Jon Lovitz	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$60,000	-3
Ticker	Tom Sizemore,	Produced by a third party
	Steven Seagal,	financier. FMLY provided
Dec-01	Jamie Pressly, &	production services and
	Dennis Hopper	financing and received
Video/Cable		a fee and profit
participation, If any. No
profit participation to
received to date
			-3	-3

The Badge	Billy Bob Thornton,	Produced by a third party
(f/k/a Behind the Sun)	Patricia Arquette,	financier. FMLY provided
	& Seal Ward	production services and
Sep-02		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include the
Executive Producers		negotiation of financing
and distribution of the
picture, and consulting
services during develop-
ment, during principal photo-
graphy, and during post
production (to ensure that,
On behalf of the financier
and distributor, that creative
and financial resources
		were fully utilized)	-3	-3
Run for the Money	Christian Slater,	Produced by a third party
	Val Kilmer,	financier. FMLY provided
Feb-02	Daryl Hannah,	production services and
	Bokeem Woodbine,	received a fee and
Video/Cable	& Vern Troyer	profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include following:
Producers		Negotiated for the acting
services of Val Kilmer,
Christian Slater and Daryl
Hannah; negotiated for the
financing and distribution
of the film and provided
consulting services during
development, during

principal photography,
and during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			-3	-3
Half Past Dead	Steven Seagal,	Produced by a third party
	Morris Chestnut,	financier. FMLY provided
Nov-02	& Ja Rule	production services and
received a fee and profit
Theatrical		participation, if any. No profit
participation received to date.

Randall Emmett &		Production services prov-
George Furla		ided included negotiating
Executive Producers		for the services of Steven
		Segal for the picture	-3	-3
Narc	Ray Liotta,	Produced by a third party
	Jason Patric,	financier. FMLY provided
Dec-02	& Busta Rhymes	production services and
financing and received
Theatrical		a fee and profit participation,
if any. No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		on the financing of the
of the picture.
			-3	-3

The Devil and	Alec Baldwin,	Produced by a third party
Daniel Webster	Anthony Hopkins,	financier. FMLY provided
	& Jennifer Love	production services and
Mar-03	Hewitt	received a fee and
profit participation, if any.
Video/Cable		No profit participation
(Foreign Release)		received to date.

			$-	$-
All I Want	Elijah Wood,	Produced by a third party
(f/k/a Try Seventeen)	Franka Potente,	financier. FMLY provided
	& Mandy Moore	production services and
Sep-03		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		consulting on the financing
of the picture.

			$-	$-3
Out for a Kill	Steven Seagal	Produced by a third party
financier. FMLY provided
Aug-03		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the services
of Steven Segal for the

picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-
Belly of the Beast	Steven Seagal	Produced by a third party
financier. FMLY provided
Dec-03		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).
			$-	$-
Blind Horizon	Val Kilmer,	Produced by a third party
	Neve Campbell,	financier. FMLY provided
Dec-04	Sam Shepard &	production services and
	Faye Dunaway	received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the acting
services of Val Kilmer,
negotiating for the financing
and distribution of the
picture and providing
consulting services during
development, during
principal photography and
during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			$-	$-
Control	Ray Liotta, &	Produced by a third party
	William Dafoe	financier. FMLY provided
Feb-05		production services and
received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based and negotiating
the acting services
agreement with Ray Liotta.
Also performed consulting
services during principal
photography and through-

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the acting
services of Val Kilmer,
negotiating for the financing
and distribution of the
picture and providing
consulting services during
development, during
principal photography and
during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			$-	$-
Control	Ray Liotta, &	Produced by a third party
	William Dafoe	financier. FMLY provided
Feb-05		production services and
received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based and negotiating
the acting services
agreement with Ray Liotta.
Also performed consulting
services during principal
photography and through-

out the post production
process to assist in getting
the picture completed on
time and within budget.
			$117,500	$-
Love Song for Bobby Long	John Travolta &	Produced by a third party
	Scarlett Johansson	financier. FMLY provided
production services and
Dec-04		received a fee and
profit participation, if any.
Theatrical		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		in the negotiations for the
acting services of John
Travolta for the picture.
			$25,000	$-
The Amityville Horror	Ryan Reynolds, &	Produced by a third party
	Melissa George	financier. FMLY provided
Apr-05		development services and
received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include negotiating
Co- Executive Producers		for the acquisition of the
rights in and to the picture
and subsequently
negotiated for their sale
to NuImage.
			$110,516	$500,000

Edison	Morgan Freeman,	Produced by a third party
	Justin Timberlake,	financier. FMLY provided
Aug-06	LL Cool J, &	production services and
	Kevin Spacey	received a fee and
profit participation, if any,
in the film.
video/cable

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freeman, Justin Timberlake,
LL Cool J and Kevin
Spacey. Also provided
consulting services
during principal
photography and the post
production process.
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)
			$250,000	$-
Submerged	Steven Seagal	Produced by a third party
financier. FMLY provided
Jun-05		development services and
received a fee.

Video/Cable

Randall Emmett &		Production services

George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$300,000
The Tenants	Dylan McDermott,	Produced by a third party
	Snoop Doggy Dogg,	financier. FMLY provided
Feb-06	& Peter Falk	production services and
financing and received
a fee and profit
Theatrical		participation, if any, in
Distribution Guarantee		the film.			1,300,000

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating the financing
of the picture and its
distribution by NuImage.
			$-	$12,000
Today You Die	Steven Seagal	Produced by a third party
financier. FMLY provided
Sep-05		production services and
received a fee and profit
participation, if any, in
Video/Cable		the film

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
			$-	$200,000

Wonderland	Val Kilmer,	Produced by a third party
	Kate Bosworth,	financier. FMLY provided
Oct-03	Lisa Kudrow,	development services and
	Josh Lucas &	received a fee.
Theatrical	Dylan Mcdermott

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		obtaining financing
and negotiating for the
distribution of the picture.
			$-	$-
Loverboy	Kyra Sdgwick,	Produced by a third party
	Kevin Bacon,	financier. FMLY provided
May-05	Sandra Bullock,	development services and
	Matt Dillon,	received a fee.
Theatrical	Oliver Platt &
Marissa Tomei

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-
Shottas	Ky-Mani Marley,	Produced by a third party
	Spragga Benz,	financier. FMLY provided
Dec-05	Wyclef Jean,	post-production services
(Estimated Release)	& Louie Rankin	and financing and will
receive a fee and profit
Video/Cable		participation, if any, in
the film.

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.
			$-	$-

Before It Had A	William Dafoe	Produced by a third party
Name f/k/a Black		financier. FMLY provided
Widow f/ka The		development services
Widow's Lover		and received a fee.
Aug-07
Scheduled Release)

Video/Cable

Randall Emmett &		Production services
George Furla		provided include obtaining
Executive Producers		financing, negotiating for
distribution of the picture,
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$-
Lonely Hearts	John Travolta,	Produced by a third party
	James Gandofini,	financier. FMLY provided
Apr-07	& Salma Hayek	development services
and received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include
Co-Executive Producers		negotiating an acting
services agreement for this
picture with John Travolta
and providing consulting
services during
development, and on
location during principal
photography.
			$-	$100,000

Mercenary for	Steven Seagal	Produced by a third party
Justice f/k/a Mercenary		financier. FMLY provided
Apr-06		production services and
and received a fee.

Video/Cable		2005

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
Note: We do not have a
contract on this project;
and are uncertain about
profit participation.
			$-	$300,000
16 Blocks	Bruce Willis	Produced by a third party
	Mos Def	financier. FMLY provided
Mar-06		production services and
and received a fee.
2005. Additionally, we
Theatrical		will receive a profit
participation, if any, in the
film.
Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the

Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Bruce
Willis and the directing
services of Richard
Donner. Also provided
consulting services
during principal
photography and the post
production process.
			$-	$625,000
Borderland	Brian Presley	Picture produced by FMLY
	Jake Muxworthy	in conjunction with a third
Feb-08	Rider Strong	party. FMLY retains
(Estimated Release)	Sean Astin	50% ownership and
Video/Cable	Beto Cuevas	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
		within budget).	$-	$-
The Wicker Man	Nicolas Cage	Produced by a third party
	Ellen Burstyn	financier. FMLY provided
Sep-06	Leelee Sobieski	production services and

will receive a producers
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit
participation, if any, in the
film.

			$-	$-
Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Nicolas
Cage and the directing
services of Neil
La Bute Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-	300,000
The Contract	Morgan Freeman	Produced by a third party
	John Cusack	financier. FMLY provided
Aug-07		production services and
will receive a producers
fee in the first quarter of
Video/Cable		2006. Additionally, we
will receive a profit participation,
if any, in the film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freemand and John
Cusack and the directing
services of Bruce
Beresford Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-	300,000
88 Minutes	Al Pacino	Produced by a third party
financier. FMLY provided
Apr-08		production services and
(Estimated Release)		will receive a producers
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit
participation, if any, in the
film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Al

Pacino and the directing
services of Jon
Avnet. Also provided
consulting services
during principal
photography and the post
production process.
			$-	$-	400,000
Home of the Brave	Sam Jackson	Produced by a third party
	Jessica Biel,	financier. FMLY provided
Dec-06	Curtis "50 Cent"	production services and
(Initial Release)	Jackson,	will receive a profit
May-07	Christina Ricci,	participation, if any, in the
	Brian Pressley	film.
Theatrical

Randall Emmett &
George Furla
Producer/
Executive Producer		Production services
provided include (1) participating
in the negotiation of the
acting services agreements
of Sam jackson
Jessica Biel
Curtis "50 cent" Jackson
Christina Ricci
Brian Pressley and (2)
negotaiting with
a third party equity
participant for
said party's participation
in the financing of the picture.
production process. Also
Also provided
consulting services
during principal

photography and the post
production process.
			$0	-3
King of California	Michael Douglas	Produced by a third party
	Evan Rachel Wood	co-financier. FMLY provided
Sep-07		production services and
Scheduled Release)		will receive a profit
Theatrical		participation, if any, in the
Film.

Randall Emmett &
George Furla		Production services
Producers		provided include (1) participating
in the negotiation of the
of Michael Douglas
and Evan Rachel
Wood and (2)
negotaiting with
a third party equity
participant for
said party's participation
in the financing of the picture.
production process. Also
Also provided
consulting services
during principal
photography and the post
production process.
			$0	-3
Rin Tin Tin	Armande Assante, Ben Cross	Produced by a third party financier.
FMLY provided production services.
Feb-08		FMLY will receive profit participation , if any, in the film.
(Estimated Release)

Video/Cable		Production services prodived include:

(a) negotiating for the acquisition of the underlying rights to certain intellectual property copyrights and trademarks;
Randall Emmett & George Furla		(b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;
Producers		as well as, ('c) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Day of the Dead	Mena Suvari, Nick Cannon, Ving Rhames	Produced by a third party financier.
FMLY provided production services.
Feb-08		FMLY will receive profit participation , if any, in the film.
(Estimated Release)

Theatrical		Production services prodived include:
(a) negotiating for the acquisition of the underlying rights to certain intellectual property copyrights and trademarks;
Randall Emmett & George Furla		(b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;
Producers		(c) participated in the negotiation of Mena Survai, Nick Cannon and Ving Rhames' acting contracts;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Rambo IV	Sylvester Stallone	Produced by a third party financier.
aka "John Rambo"		FMLY provided production services.				1,500,000

Jan-08		In connection with said services, FMLY will recieved a "producer fee"
(Estimated Release)		Additionally, FMLY will receive profit participation , if any, in the film.

Theatrical

Randall Emmett & George Furla		Production services prodived include:
Producers		providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Brilliant	Scarlett Johansson	Produced by a third party financier.
FMLY provided production services.
Aug-08		In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)		In the second quarter of Fiscal 2008.
Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on
October 15, 2007.
Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Scarlett Johansson's acting contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.

			$-	$-	-
The Code	Morgan Freeman	Produced by a third party financier.
FMLY provided production services.
Aug-08		In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)		In the second quarter of Fiscal 2008.
Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on
October 15, 2007.
Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Morgan Freeman's acting contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Westward	TBD	Produced by a third party financier.
FMLY provided production services.
Aug-08		In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)		In the third quarter of Fiscal 2007.
Additionally, FMLY will receive profit participation , if any, in the film.
Theatrical		This project is "in development" with principal photography scheduled to start on
February 15, 2008.
Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based

(b) participated in the negotiation of Joel Schumacher's directing contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Red Sonja	TBD	Produced by a third party financier.
FMLY provided production services.
Jan-09		FMLY will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMLY will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		October 15, 2007.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Major Movie Star	Jessica Simpson	Produced by a third party financier.
	Cheri Oteri	FMLY provided production services.
Jul-08	Vivica Fox	In connection with said services, FMLY will receive a "producer fee"
(Estimated Release)	Steve Guttenberg	In the second quarter of Fiscal 2008.

Additionally, FMLY will receive profit participation , if any, in the film.
Video/Cable		This project is "in production" with principal photography having begun on
July 17, 2007.
Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Joel Schumacher's directing contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Righteous Kill	Robert DeNiro	Produced by a third party financier.
	Al Pacino	FMLY provided production services.
Jan-10		FMLY will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMLY will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		October 15, 2007.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Higher Form of Learning, A	Steven Seagal	Produced by a third party financier.

FMLY provided production services.
Jan-10		FMLY will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMLY will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		October 15, 2007.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-
Conan the Barbarian	TBD	Produced by a third party financier.
FMLY provided production services.
Jan-10		FMLY will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMLY will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		April 15, 2008.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
			$-	$-	-

Royalties and other revenue			105,440	281,534	1,134,832

Total			$745,435	$2,330,534	$3,834,832

Revenue by Customer (5)
Nuimage/Millenium	Producer Fees		$571,511	$2,278,000	$2,300,000	1,500,000
Nuimage/Milleniuem	Distribution Guarantee	e)			1,000,000
Lions Gate Films			60,000	-		-
Regent Films			76,979	-	2,771	-
Platium/'s other					22,211	-
Porchlight Films						46,024
Monarch Films						46,023
Other Misc.			36,945	52,534	110,000	11,298

			$745,435	$2,330,534	$3,434,982	1,603,345

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
a) Seek creative material, acquire rights and arrange for writing the screenplay
b) N egotiate talent for the project (I.e. development, actors, directors and writers) and assist with pre-production, post-production and packaging.
c) Negotiate distribution agreements, both domestic and foreign.
d) Arrange for the sale of film rights.
e) This film distribution agreement is a guarantee for worldwide
(3) This motion picture has been in release for greater than two years and FMLY does not expect it to yield significant additional revenue.

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

News Releases

On September 11, 2007 FMLY announced that Jon Avnet’s “RIGHTEOUS KILL” starring Robert De Niro and Al Pacino started filming in Connecticut on September 4, 2007. The pic also stars 50 Cent, Carla Gugino, Trilby Glover, pro skateboarder Rob Dyrdek, Brian Dennehy and Donnie Wahlberg. “RIGHTEOUS KILL” is being produced by FMLY’s wholly owned subsidiary, Emmett/Furla Films in conjunction with third parties. The pic is being financed by Millennium Films, a third party financier.

On September 10, 2007 FMLY announced that it has reinstituted its stock buy-back program and on September 7, 2007 FMLY bought-back in excess of 18,450,000 shares of common stock at a price per share of $0.0006.

On September 10, 2007 FMLY announced that “KING OF CALIFORNIA” would receive a limited theatrical release on September 14th of this year. The film, written and directed by Michael Cahill, stars Academy Award winner Michael Douglas and Golden Globe nominee Evan Rachel Wood (“THIRTEEN”). The pic will also debut on September 12 at the 2007 Toronto International Film Festival. The picture was was co-produced by FMLY’s wholly owned subsidiary, Emmett/Furla Films, in conjunction with third party financiers.

On September 7, 2007 FMLY announced that it had reinstituted its stock buy-back program. On September 6, 2007 FMLY bought-back in excess of 5,500,000 shares of common stock at a price per share of $0.0006.

On August 17, 2007 FMLY stated it had been actively pursuing one or more additional “branded properties”, including the recently announced “CONAN THE BARBARIAN” which it would be co-producing. Management will continue to keep shareholders abreast of progress and is hopeful to be able to make an announcement regarding the acquisition of one or more additional branded properties in the near future.

On August 16, 2007 FMLY announced that “KING OF CALIFORNIA” would receive a limited theatrical release on September 14th. The film, written and directed by Michael Cahill, stars Academy Award winner Michael Douglas and Golden Globe nominee Evan Rachel Wood (“THIRTEEN”). The pic, which premiered at the 2007 Sundance Film Festival, was co-produced by Emmett/Furla Films in conjunction with third party financiers.

On August 15, 2007 FMLY announced that on Monday, August 13, 2007 the Daily Variety’s Michael Flemming reported that “Millennium Films has acquired the rights to make a new series of pics based on Robert E. Howard's mythical conqueror CONAN THE BARBARIAN.” FMLY’s wholly owned subsidiary, Emmett/Furla Films, will provide producing services in conjunction with Paradox Entertainment and Millennium Films

On July 23, 2007 FMLY announced that Co-chairman and CEO, George Furla purchased 10,000,000 shares of FMLY on July 20th on the open market at a per share price of $0.0006. To date, George Furla has purchased 228,606,200 shares of FMLY.

On July 20, 2007 FMLY announced that it is exploring strategic options in an attempt to enhance shareholder value. Management will continue to keep shareholders abreast of developments in connection with these options as said information becomes available.

On July 19, 2007 FMLY announced that Co-chairman and CEO, George Furla purchased 20,000,000 shares of FMLY on July 18th on the open market at a per share price of $0.0005. To date, George Furla has purchased 218,606,200 shares of FMLY.

On July 17, 2007 FMLY announced that principal photography on the Jessica Simpson star-er, “MAJOR MOVIE STAR” has commenced in Shreveport, Louisiana. Family Room Entertainment Corporation’s wholly owned subsidiary, Emmett/Furla Films, is providing producing services in connection with the picture which is being co-produced and financed by a third party, Millennium Films. Steve Miner, who directed the Emmett/Furla Films production, “DAY OF THE DEAD,” will direct this picture. Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On July 16, 2007 FMLY announced that it is in the late stages of negotiations with networks on at least two reality television programs, however there is no assurance an agreement will be consummated. Management will continue to keep shareholders abreast of developments in connection with these productions as information becomes available.

On July 12, 2007 FMLY announced that it anticipates at least three of its productions will receive US theatrical releases the next twelve months. Although there is no assurance that any yet to be released motion picture will be released, management is highly confident that it has at least three productions that will be theatrical releases in the next 12 months. Additionally, Management will continue to keep shareholders abreast of developments, such as release dates, in connection with these productions as said information becomes available.

On July 10, 2007 FMLY announced that Co-chairman and CEO, George Furla purchased 25,000,000 shares of FMLY on July 5th, 35,000,000 shares of FMLY on July 6th and 10,000,000 on July 9th. All shares were purchased on the open market at a per share price of $0.0005. To date, George Furla has purchased 198,606,200 shares of FMLY.

On July 9, 2007 FMLY announced that it was actively pursuing “branded properties”. Most recently, Emmett/Furla Films lost out in the bidding process on “The Green Hornet,” which went to a major studio. Management will continue to keep shareholders abreast of progress and is hopeful to be able to make an announcement regarding the acquisition of one or more branded properties in the near future.

On July 6, 2007 FMLY announced that since announcing its stock buy-back program on July 2, 2007, FMLY has bought-back in excess of 97,002,000 shares of common stock at a price per share of $0.0005. As stated previously, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 5, 2007 FMLY announced that on June 28, 2007 Co-chairman and CEO, George Furla has purchased 23,976,000 shares of FMLY on the open market at a per share price of US$0.0004 and on June 29, 2007 Co-chairman and CEO, George Furla has purchased 25,000,000 shares of FMLY on the open market at a per share price of US$0.0005.

On July 2, 2007 FMLY announced that it has commenced a program of buying back its common stock on the open market. FMLY stated that purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 2, 2007 FMLY announced that on June 27, 2007 Co-chairman and CEO, George Furla has purchased 24,600,000 shares of FMLY on the open market at a per share price of US$0.0004.

On June 28, 2007 FMLY announced that it was scheduled to begin production on the Jessica Simpson star-er, “MAJOR MOVIE STAR” on July 15, 2007 in Shreveport, Louisiana. Steve Miner, who directed the Emmett/Furla Films production, “DAY OF THE DEAD,” will direct this picture also. The picture will be co-produced and financed by a third party, Millennium Films. Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On June 27, 2007 FMLY announced that on Tuesday, June 26, 2007 the Hollywood Reporter’s by Gregg Goldstein reported that “Overture Films has picked up all North American rights to "Righteous Kill," a $60 million thriller starring Robert De Niro and Al Pacino as two detectives tracking a serial killer.” “Righteous Kill” is being produced by FMLY’s wholly owned subsidiary, Emmett/Furla Films in conjunction with third parties. The pic is being financed by Millennium Films, a third party financier. The article went on to report: “Rapper Curtis "50 Cent" Jackson is in final negotiations to co-star as a drug dealer who helps the detectives with their investigation. Director Jon Avnet is set to begin principal photography in Bridgeport, Conn., and New York in September.” Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On June 20, 2007 FMLY announced that it was in active development on at least four projects, at least two of which were very close to concluding. Management will continue to keep shareholders abreast of progress.

On June 19, 2007 FMLY announced that on June 18, 2007 Co-chairman and CEO, George Furla purchased 50,000,000 shares of FMLY on the open market at a per share price of US$0.0004.

On June 18, 2007 FMLY announced that it has moved its corporate offices to the following physical address: 1438 North Gower Street, Building 55, Suite #555; Hollywood, California 90028. The new mailing address is: 1438 North Gower Street, P.O. Box 68; Hollywood, California 90028. The new phone number for Investor relations is: (323) 993-7317.

On May 18, 2007 FMLY announced that Robert De Niro and Al Pacino would be starring in the feature film “Righteous Kill,” based on a screenplay by "Inside Man" writer Russell Gewirtz. Jon Avnet will direct. Principal photography for the picture is scheduled to begin August 6 in Connecticut. The two stars play cops chasing a serial killer. FMLY stated to its shareholders that its compensation package in connection with this picture had yet to be negotiated.

On April 28, 2007 FMLY restated its current number of outstanding shares. The correct number of outstanding shares, as of April 26, 2007, was 829,008,311.

On April 26, 2007 FMLY announced that, as of that date, it had 829,008,000 outstanding shares.

On April 12, 2007 FMLY that it had been diligently developing and packaging three new projects and is in final negotiations with a major independent financier to finance and produce the pictures. Although Family Room can offer no guarantees that any of these negotiations will conclude in the commencement of a new production, Family Room remains hopeful that one or more of these projects will result in an announcement during the Cannes Film Festival (May 16-27, 2007).

On January 11, 2007 announced that the based-on-a-true-story horror pic, “BORDERLAND,” will premier at the 2007 South by Southwest Film Festival. The 2007 SXSW Film Festival will feature the first public festival appearance from the three creators of the popular “Lonelygirl15” online short video phenomenon. Additionally, Harry Knowles of “ain’t It cool news,” will moderate a session entitled “Panel of the Dead: Horror Films of Today,” in which horror filmmakers and members of the industry will chat about current and upcoming trends in the ever-successful genre. The Festival runs March 9 – 17, 2007 in Austin, TX. The pic was financed and produced by Emmett/Furla Films in conjunction with third parties. The pic premiered on March 11, 2007 in Austin, TX.

On January 10, 2007, FMLY announced that “KING OF CALIFORNIA” has been accepted to the 2007 Sundance Film Festival. The pic was financed and produced by Emmett/Furla Films in conjunction with third parties. The pic will premiered on January 24, 2007 in Park City, UT.

On September 28, 2007 FMLY announced that since announcing its stock buy-back program on August 3, 2006, FMLY has bought-back in excess of 6,000,000 shares of common stock. As stated previously, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

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

On May 2, 2006, FMLY announced, in conjunction with a third party financier, that they had acquired the rights to produce and distribute a feature film based on the “Red Sonja” property as well as exploit the allied and ancillary rights. Based on a character by Sword and Sorcery legend Robert E Howard, Red Sonja was introduced into Marvel's "Conan the Barbarian" comics in 1973, and was soon given her own title series. In the years that followed, Red Sonja became an iconic figure in the Comic Book and Fantasy genres. In 2005 Dynamite Entertainment launched a new Red Sonja comic book series with great success. Red Sonja has consistently been the best selling mainstream independent comic book since its launch in July 2005. Featuring a stunning array of talent, the book launched with a “#0” issue – and sold in excess of 240,000 copies.  Along with comics, other Red Sonja merchandise has been released including: trading cards, collectible statues, high-end lithographs and more.
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

On November 07, 2005, FMLY announced in conjunction with two third party financiers that Michael Douglas will star in "The King of California," written and directed by Michael Cahill. Emmett/Furla Films (a wholly owned subsidiary of FMLY), Lone Star Film Group and Millennium will co-finance the picture. Michael Cahill will be making his feature film directorial debut on the project. He is best known for his Faulkner Prize winning novel A Nixon Man. Oscar-winner Douglas will star as "Charlie," in the bittersweet comedy about a teenage girl and her eccentric father whose obsession with buried treasure in the San Fernando Valley takes over both their lives. Principal photography for THE KING OF CALIFORNIA will commence in February 2006 in Los Angeles. The KING OF CALIFORNIA was released in the FALL of 2007.

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

During Fiscal 2005, several of FMLY’s films received acceptance to prestigious film festivals as well as other accolades: Scarlett Johansson was nominated for her performance in “A LOVE SONG FOR BOBBY LONG,” marking her third consecutive Golden Globe nomination for “Actress in a Leading Role”; “THE TENANTS” premiered at the 2005 Tribecca Film Festival; “THE WIDOW’S LOVER” (a/k/a “BLACK WIDOW”) premiered at the 2005 Venice Film Festival; and “EDISON” was the closing night film at the 2005 Toronto Film Festival
FMLY  in conjunction with a third party financier/distributor that Jon Avnet had signed on to direct “88 MINUTES,” based on Gary Scott Thompson’s original spec. Al Pacino will star in the picture 88 MINUTES, which focuses on a college professor who moonlights as a forensic psychiatrist for the FBI and receives a death threat claiming that he has only has 88 minutes to live.  In order to save his own life, he must use all of his skills and training to narrow down the possible suspects, who include a disgruntled student, a jilted former lover, and a serial killer who is already on death row.

FMLY  has acquired the true-life story of “Rin Tin Tin” to produce as a feature length motion picture. FMLY had let a previous option on the “Rin Tin Tin ” property lapse, but elected to re-acquire the property and quickly move forward with production, which is slated to begin prior to the end of the calendar year. The original Rin Tin Tin puppy was saved from the remains of a bombed-out kennel during World War I. That little German Shepherd puppy grew up to become the star of 22 feature films and has been credited as one of Hollywood’s first true “stars.” The progeny of the original “Rinty,” as he was affectionately called sometimes, went on to star in numerous other movies and television series, making the 80 year span of the name, one of the longest running careers in Hollywood.

 FMLY in conjunction with a third party distributor and a third party financier that principal photography has begun on the new crime thriller “BORDERLAND” in and around Tijuana, Mexico. Based on true events, the film stars Brian Presley, Rider Strong, Jake Muxworthy, Martha Higareda, Roberto Sosa, Jose Maria Yazpik and Damian Alcazar. It is the story of three young men who end up on the wrong side of an ancient cult in Mexico. As of June 30, 2007, FMLY has capitalized approximately $4 million in film cost associated with BORDERLAND.

FMLY has announced that it will with a third party financier/distributor that they would remake of the 1985 George Romero classic zombie picture, “DAY OF THE DEAD.” The original picture, which was written and directed by George A. Romero, follows a group of scientists and military personnel living in an underground bunker while the world above them is over-run with zombies. Unfortunately for the scientists who have been doing gruesome experiments on the un-dead as well as the military personnel who have been falling victim to their “experiments,” the zombies have made their way into their protective bunker.

FMLY has announced that “MERCENARY”, starring Steven Seagal, had completed principal photography in Capetown, South Africa.

On May 5, 2005 FMLY announced that it had reached an agreement in principal with Darryl J. Quarles to write two screenplays on a speculative basis. The pictures would be produced by FMLY’ Randall Emmett and George Furla in association with Quarles. Subject to cast, the pictures are slated for production in early 2006.

Employees

As of June 30, 2007, FMLY had 5 full-time employees/consultants, who are engaged in development, production and distribution of theatrical based motion pictures. None of FMLY's employees are covered by a collective bargaining agreement, although some of FMLY's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.                      Properties

FMLY operates in leased facilities under a six month lease agreement with a right of extension and renewal with a current base rental rate of approximately $7,000 per month for approximately 2,100 square feet.  FMLY also has an equipment lease which is for three years, ending approximately April 2008.  Total rent expense under operating leases for the years ended June 30, 2007 and 2006 was $ 125,259 and $100,943, respectively.

ITEM 3.                      Legal Proceedings

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company.  The Company intends to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it. In addition, it is the position of the Company that the Company has no liability for what is owed and that Nu Image, Inc., is required to indemnify the Company for all attorney fees and damages, if any, assessed in this lawsuit. The Company will seek to enforce its indemnification rights against Nu Image, Inc. On September 15, 2006 Nu Image, Inc has settled and FMLY has been released from liability.

ITEM 4.                       Submission of Matters to a Vote of Security Holders

At the Special Meeting, the Stockholders held on August 29, 2006 at 9:00 A.M., local time, at FMLY Headquarters, 8530 Wilshire Blvd., Suite 420 Beverly Hills, CA 90211, the Stockholders voted to increase the number of authorized shares of our common stock from 200,000,000 to 2,000,000,000.  The increase became effective on August 31, 2006.

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

	HIGH	LOW
	BID	BID

Fiscal 2005
September 30, 2004	$0.09	$0.06
December 31, 2004	$0.09	$0.07
March 31, 2005	$0.09	$0.07
June 30, 2005	$0.08	$0.04

Fiscal 2006
September 30, 2005	$.05	$.03
December 30, 2005	$.03	$.01
March 31, 2006	$.02	$.01
June 30, 2006	$.03	$.01

Fiscal 2007
September 30, 2006	$.02	$.01
December 30, 2006	$.01	$.00
March 31, 2007	$.00	$.00
June 30, 2007	$.00	$.00

To date, the FMLY has not declared or paid dividends on its common stock.

As of June 30, 2007 there were approximately 1,200 shareholders of record and 199,300,000,000 shares issued and outstanding of the FMLY’s Common Stock.

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

During the year ended June 30, 2007, FMLY issued 1,711,475,889 shares of common stock to convert $159,103 of accrued interest and $675,265 of debt principal to equity in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering, and 88,000,000 shares for payment of $175,900 of consulting expense through Form S-8 registration.

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

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 2 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2007.

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the year ended June 30, 2007 and 2006, FMLY incurred general operating costs of $71,625 and $104,419 respectively.

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

Share Based Payments

During the fiscal year 2007, FMLY adopted SFAS No. 123R, “Share Based Payment”, which result in FMLY having to expense the fair value of stock options and warrants issued to employees. FMLY elected to use the modified prospective method. The adoption of SFAS No. 123R did not have any direct impact on our financial statements for fiscal year 2007, because FMLY did not issue any stock options or warrants to employees in Fiscal year 2007 or 2006. Additionally, there were no unvested employee stock options or warrants outstanding as of July 1, 2007.

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

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures through FMLY via production services and/or produced by FMLY will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.   Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement. In March, 2006, we issued a $400,000 convertible note and film entertainment consulting agreement due March 1, 2007.  Both the note and the consulting agreement were extended one year..  On June 5, 2007, we issued a $1,000,000 convertible note to the Longview Fund L.P.

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

RESULTS OF OPERATIONS

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006

During the year ended June 30, 2007 FMLY generated revenue of $1,603,345, as compared to $3,432,532 for the year ended June 30, 2006, for a decrease of $1,829,187 (53.3%).  The decrease in revenues was mainly attributed to a decrease in distribution revenue of $1,210,730, net income participation revenues of $1,000,000 and $115,250 from film production service fees and consulting offset by an increase in producer fees of $500,000.  $1,500,000 of FMLY’s film revenue in 2007 was derived from producer fees for the film “Rambo IV”.  The remaining revenue in 2007 was mainly derived from distribution revenue of $92,041, royalties of $11,298 and film production fees of $28,848.

Costs relating to operating revenue for the year ended June 30, 2007 were $2,563,335 as compared to $2,792,485 for the year ended June 30, 2006, a decrease of $229,150 (8.2%).  The decrease mainly consisted of a decrease in production amortization of $948,543 (37.9%), a decrease in released film cost amortization of $47,506 (95.4%) offset by an increase in development and pre-production amortization of $769,118 (322.0%).  (See Note 5).

FMLY’s gross margin for fiscal year 2007 was ($959,990) as compared to $640,047 for fiscal year 2006 for a decrease of $1,600,037 (250.0%). The decrease in our gross profit was directly attributable to an increase in film amortization as a percentage to revenue.

FMLY’s selling, general and administrative expenses for fiscal year 2007 were $1,488,979 as compared to $2,165,809 for fiscal 2006, for a decrease of $676,830 (31.3%).   The decrease was attributable to the following:  decreases in: 1) payroll related of $9,761 (4.7%); 2) operating expenses of $7,798 (15.4%), 3) travel and entertainment of $56,481 (80.9%); 4) office overhead expenses of $45,166 (26.7%); 5) telephone related expenses of $6,791 (9.6%); 6) auto related expenses of $54,574 (40.0%), (7) professional fees of $628,039 (68.53%) and (8) creative development related expenses of $91,878 (87.5) offset by increases in 1) rent of $9,843 (15.7%); 2) depreciation expense of $8,816 (46.7%) and 3) bad debt expense of $205,000 (no equivalent expense in 2006).

Other income (expense) of ($792,310) for the year ended June 30, 2007 as compared to $224,086 for year ended June 30, 2006 for a decrease in income of $1,016,396 (453.6%).  The decrease in income was primarily the result of an increase in interest expense of $1,473,674 (1,205.3%) offset by increases in income of 1) the change in value of the derivative financial instruments of $430,747  (126.6%) and an increase in miscellaneous income items of $26,804 (416.2%).

As a result of the above discussed items, the Company reported a net loss of $3,241,279 for the year ended June 30, 2007 as compared to a net loss of $1,301,676 for an increase loss of $1,939,603 (149.0%)%) for the same period ended June 30, 2006.

Liquidity and Capital Resources for the Year Ended June 30, 2007:

Net cash used by operating activities for the year ended June 30, 2007 amounted to $2,479,852 which mainly consists of the net loss of $3,241,279 plus the following: 1) $770,386, change in derivative financial liabilities, 2) $3,366,632, increase in film costs, 3) $47,940 increase in amortization of loan costs and 4) a decrease in accounts payable and accrued liabilities of $4,689, offset by 1) $27,711 in depreciation expense, 2) $2,563,335 amortization of film costs, 3) $175,900 stock issued for compensation, 4) $159,103 stock issued for accrued interest, 5) $384,975 interest recognized in connection with issuance of convertible debt, 6) amortization of debt discount of $1,038,469 7) $555,000 decrease in accounts receivable, 8) decrease in other assets of $34,533 and 9) a decrease in miscellaneous items of $12,048.

Net cash provided by investing activities for the year ended June 30, 2007 amounted to $29,622. This represents $50,617 released from restricted cash offset by the purchase of equipment for $20,995.

Cash provided by financing amounted to $2,402,048.  This consisted of the following: 1) $2,050,000 from advances under development agreements and 2) $800,000 proceeds from the issuance of a convertible note offset by 1) the purchase of FMLY common stock or $87,653, 2) payment of deferred financing fees of $53,263 and 3) payments on convertible notes payable of $307,036.

In its normal course of business as a film entertainment producer who provides production service, FMLY makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $350,000. At June 30, 2007 FMLY had outstanding commitments of approximately $ 350,000.

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

The recurring cash commitments of FMLY at June 30, 2007 are as follows:

Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2008	$1,597,204

Total	$1,597,204

Accounts payable and accrued liabilities:

Description

Accounts payable		$187,715
Accrued Interest, professional fees and other		51,981

Total		$239,696

Future annual minimum lease payments under operating leases:

Period Ending
June 30,

	$
2008		63,010
2009		-

Total		$63,010

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits		$48,500
Rent		7,040
Parking		1,000
Equipment rental		5,200
Telephone and communications		2,560
Directors, officers and corporate insurance		5,650
Accounting and auditing		7,000

Total		$76,950

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the next twelve months subsequent to June 30, 2007, is approximately $115,000 (including the above fixed cost estimate of $76,950) per month for a twelve month total of $1,380,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

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
Payments made to date August 15, 2006, $50,000, September 8, 2006, $50,000 and September 22, 2006 $50,000.

During the year ended June 30, 2007, FMLY issued 1,711,475,889 shares of common stock to convert $159,103 of accrued interest and $675,265 of debt principal to equity in transactions deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering., and 88,000,000 shares for payment of $175,900 of consulting expense through Form S-8 registration.

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

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 15, 2006, our Board of Directors received formal notice that our independent auditors, Ham, Langston & Brezina, L.L.P. (“HLB”), had made the decision to resign as our independent accountants effective December 18, 2006. On December 20, 2006, the Board of Directors voted unanimously to accept the resignation.

HLB audited the financial statements of the Company for the two years ended June 30, 2006.  The report of HLB on such financial statements, dated October 16, 2006, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

For the past two fiscal years and subsequent interim periods though the date of resignation, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Ham, Langston & Brezina, L.L.P., would have caused them to make reference thereto in their report on the financial statements.

During the two most recent fiscal years and the interim period to the date of their resignation, there have been no reportable events, as that term is defined in Item 304(a)(1)(v) of Regulation S-B.

During the Company's two most recent fiscal years, and since then, HLB has not advised the Company that any of the following exist or are applicable:

(1)
That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management.

(2)
That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason, or

(3)
That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

We have provided Ham, Langston & Brezina a copy of the disclosure made in response to this Item 4.01 and have requested that Ham, Langston & Brezina provide a letter addressed to the Securities & Exchange Commission confirming their agreement with the disclosure contained herein. Pursuant to our request, Ham, Langston & Brezina has provided the letter.

New Independent Accountants

On December 20, 2006, PMB Helin Donovan, LLP (“PMBHD”), Certified Public Accountants of San Francisco, California, were appointed by the Company to audit our financial statements for the year ended June 30, 2007. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted PMBHD regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company's consolidated financial statements, nor has PMBHD provided to the Company a written report or oral advice regarding such principles or audit opinion.

ITEM 8A.                      Controls and Procedures

(a)           Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ended June 30, 2007, covered by this annual report (the “Evaluation Date”), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)            We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal year, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth the names, ages and all positions with FMLY currently held by each person who may be deemed an executive officer of FMLY. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMLY include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMLY

Name                                                                Age                                Executive Position Held

George Furla                                                     48                                  Co-Chairman, Chief Executive
  Officer and President
Randall Emmett                                                38                                  Co-Chairman, Chief Operating
                                                                                                                  Officer and Assistant Secretary
Stanley Tepper                                                 63                                 Acting Executive VP of Finance & Accounting Chief Financial
                                                                                                                  Officer

Randall Emmett - Co-Chairman, COO and Assistant Secretary Mr. Emmett has extensive experience in the entertainment and film industry.  He began his career with Simpson/Bruckheimer Films as an Assistant to the Producer after graduating from the New York School of Visual Arts in 1994.  While at Simpson/Bruckheimer, Randall worked on film projects such as “Bad Boys” and “Crimson Tide”.  Randall later worked for International Creative Management (“ICM”) as an Assistant within the Motion Picture Talent Division.  Mr. Emmett jointly formed the current production company in 1998 and is principally responsible for talent, agency relationships and has joint responsibility for concept development.

George Furla - Co-Chairman, CEO and President Mr. Furla has over 18 years of business experience in entertainment and financial services.  He began his business career with Cantor Fitzgerald where he was a trader in the equity securities area.  After spending several years with Cantor Fitzgerald, George then worked for Jones and Associates for 3 years in a similar capacity.  In 1988, Mr. Furla left Jones and Associates to run a hedge fund, which he established.  Mr. Furla entered the film business in 1995, financing several productions.  George jointly formed the current production company in 1998 and is principally responsible for financing arrangements, distribution and has joint responsibility for concept development.  Mr. Furla is a 1982 graduate of the University of Southern California with a degree in business administration.

stanley tepper- ACTING Executive VP of finance & accounitng/ chief financial officer:  Mr. Tepper has held senior management positions with various entities. During the period from February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior to that Mr. Tepper has over 30 years of experience  as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture,  Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc. Mr. Tepper began his career with Price Waterhouse, New York.  He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology.

Committees of the Board
All proceedings of the two member board of directors for the year ended June 30, 2007 were conducted by resolutions consented to in writing by either one or both directors and filed with the minutes of the proceedings. We currently do not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Since there are only two directors, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are already being adequately performed by the board of directors and these committees would be the same two board members in any case.

We do not have any written policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chairman, George Furla, at the address appearing on the first page.  FMLY does request any shareholder who wishes to communicate with our board of directors may do so by the companies Investment Relations contact phone number (323) 993-7317, emailing the company directly to IR@fmlyroom.com , and/or doing a direct written addressing to the Board of Directors and/or the attention of  our Chairman, George Furla, at the address appearing on the first page.

Code of Ethics
On May 21, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers which was filed with the June 2004 Form 10KSB Exhibit 33.1.

Audit Committee Financial Expert
Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by FMLY for services rendered during the fiscal years ended June 30, 2007 and 2006, respectively, to FMLY’s Chief Executive Officer, President and Chief Financial Officer during such period.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Furla.	2007	0	0	0	0	0	0	669,825	669,825
Co-Chairman	2006	0	0	0	0	0	0	549,819	549,819
CEO & President	2005	0	0	0	0	0	0	413,758	413,758

Randall Emmett	2007	0	0	0	0	0	0	752,050	752,050
Co-Chairman	2006	0	0	0	0	0	0	722,043	722,043
COO & Assistant	2005	0	0	0	0	0	0	599,609	599,609
Secretary

Stanley Tepper	2007	0	0	0	0	0	0	36,000	36,000
Acting Executive	2006	0	0	0	0	0	0	50,000	50,000
VP of Finance %	2005	0	0	0	0	0	0	35,000	35,000
Acting CFO

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of June 30, 2007 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
George Furla.	o	o	o	o	o	o	o	o	o
Randall Enmmett	o	o	o	o	o	o	o	o	o
Stanley Tepper	o	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Furla	0	0	0	0	0	0	0
Randall Emmett	0	0	0	0	0	0	0

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of FMLY's Common Stock as of June 30, 2076 based on information available to FMLY by (I) each person who is known by FMLY to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMLY's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMLY as a group.

Name and Address of                                                                   Number of Shares
    Beneficial Owner                                                                      Beneficially Owned                                            (1) Percentage
---------------------------                                                                     ------------------------                                               ------------------
George Furla
c/o Sunset Gower Studios
1438 North Gower Street
Box 68, Building 35 Suite 555
Hollywood,  CA.   90028                                                                     228,606,200                                                           0.01%

Randall Emmett
c/o Sunset Gower Studios
1438 North Gower Street
Box 68, Building 35 Suite 555
Hoolywood,  CA.    90211                                                                           0                                                                         0%

Total                                                                                                       228,606,200                                                          0.01%
---------                                                                                                     -------------                                                            -------

(1) Percentage of ownership is based on 199,300,000,000 shares of Common Stock outstanding on June 30, 2007.  Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after June 30, 2007 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group. In August, 2006 FMLY started a buy back program whereby as at June 30, 2007 FMLY has acquired approximately 35,605,833 shares at an average price of $.01 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMLY in providing the underlying services.  During the year ended June 30, 2007, these executive officers received compensation totaling $1,421,875 under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  During the year ended June 30, 2006, these executive officers received compensation totaling $1,271,862 under these contractual arrangements.

During the fiscal year ending June 30, 2007, FMLY received payments under certain agreements, in relation to producer fees, for certain of FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2007, FMLY paid to George Furla $669,825 and Randall Emmett $752,050.

During the fiscal year ending June 30, 2006, FMLY received payments under certain agreements, in relation to producer fees, for certain of FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2006, FMLY paid to George Furla $549,819 and Randall Emmett $722,043.

FMLY contracted Stanley Tepper, as the acting Executive VP Finance and Accounting/CFO through, AGS Inc., business financial entertainment accounting production service consulting company.  AGS, Inc., received contracted consulting fees for the year ended June 30, 2007 and 2006 of $156,565 and $106,466 respectively.  Out of these funds Mr. Tepper received $36,000 and $50,000 for the year ended June 30, 2007 and 2006 respectively for arranged consultation of AGSI, Inc.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                       23.2  Consent Letter Ham, Langston & Brezina

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
        ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
         ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
Date	Subject
6/27/06	ITEM 4.02 Restatement of Financials, due to an accounting error (EITF 0019 issue).
6/7/07	ITEM 1.02 FMLY issued a convertible note for $1,000,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended June 30, 2007 have been audited by our principal accountant PMB Helin Donovan, LLP, and 2006 have been audited by prior principal accountant, Ham, Langston & Brezina, L.L.P., who have also provided all income tax return preparation services during those years.  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by our principal account.  The percentage of hours expended on the audit by persons other than full time, permanent employees of our principal accounts was zero.

	For the Year Ended June 30,
	PMB Helin Donovan, LLP	Ham, Langston & Brezina, L.L.P.
	2007	2006
Audit Fees	67,000	$60,500
Audit-Related Fees	-	$-
Tax Fees	-	$4,500
All Other Fees	-	$-
Total Fees	67,000	$65,000

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

Date October 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla                                                      Director, Chief Executive Officer,                                                                    October 15, 2007
     George Furla                                                       President and Chief Accounting Officer

/s/ Randall Emmett                                                 Director, Chief Operating Officer                                                                     October 15, 2007
     Randall Emmett                                                  Assistant Secretary

/s/ Stanley Tepper                                                 Acting Executive VP Finance & Accounting
      Stanley Tepper                                                Chief Financial Officer                                                                                        October 15, 2007

Family Room Entertainment Corporation

Consolidated Financial Statements
For the years ended June 30, 2007 and 2006

Family Room Entertainment Corporation
Consolidated Financial Statements
For the years ended June 30, 2007 and 2006

C   O   N   T   E   N   T   S

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Family Room Entertainment Corporation

We have audited the accompanying consolidated balance sheet of Family Room Entertainment Corporation (“the Company”), a New Mexico corporation, as of June 30, 2007, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the fiscal year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2007, and generated negative cash flows from operating activities and as of June 30, 2007, has an accumulated deficit of $23,275,354 and its total liabilities exceed its total assets by $2,660,470.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/PMB Helin Donovan LLP
San Francisco, California
October 11, 2007

HAM,
  LANGSTON &
  BREZINA, L.L.P.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Family Room Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Family Room Entertainment Corporation (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
October 12, 2007

        Family Room Entertainment Corporation

        Consolidated Balance Sheets

        As of June 30, 2007 and 2006

	June 30, 2007	June 30, 2006
Assets
Cash and cash equivalents	$630,513	$678,695
Restricted cash	38,260	88,877
Accounts receivable	-	555,000
Film costs, net	6,605,205	5,801,448
Property and equipment, net	58,168	64,883
Prepaid and other current assets	63,959	63,499
Deposits and prepaid expenses	18,270	-

Total Assets	$7,414,375	$7,252,402

Liabilities and Shareholders’ Deficit
Liabilities
Notes payable under film participation agreements	$7,957,412	$5,907,411
Convertible notes payable, net of discount	508,419	487,693
Accounts payable and accrued liabilities	239,696	244,385
Derivative liability	1,369,318	954,756
Total Liabilities	10,074,845	7,594,245

Equity and Shareholders’ Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.01 par value; 2,000,000,000 shares authorized;
1,999,299,994 and 199,824,105 shares issued and outstanding, respectively	19,992,999	1,998,241
Additional paid-in capital	709,538	17,694,028
Treasury stock, 35,605,833 shares at cost	(87,653)	-
Accumulated deficit	(23,275,354)	(20,034,112)
Total Equity and Shareholders’ Deficit	(2,660,470)	(341,843)

Total Liabilities and Shareholders’ Deficit	$7,414,375	$7,252,402

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements Operations

        For the Years Ended June 30, 2007 and 2006

	2007	2006
Gross Margin
Revenues	$1,603,345	$3,432,532
Operating costs
Amortization of film costs	(2,563,335)	(2,790,266)
Distribution costs	-	(2,219)
Gross Margin	(959,990)	640,047
Selling, general and administrative expenses	1,488,979	2,165,809
Loss from Operations	(2,448,969)	(1,525,762)

Other Income and Expenses
Interest income	4,396	4,990
Other income	28,848	1,450
Change in value of derivatives	770,386	339,912
Interest expense	(1,595,940)	(122,266)
Total Other Income and Expenses	(792,310)	224,086
Net Loss	$(3,241,279)	$(1,301,676)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares, basic and diluted	470,239,870	132,564,534

Included in operating expenses is non-cash stock-based compensation as follows:
Selling, general and administrative expenses                                    $            66,600         $             15,266

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Shareholders’ Deficit

        For the Years Ended June 30, 2007 and 2006

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2005	89,537,254	$895,373	$17,609,454	$-	$(18,732,436)	$(227,609)
Conversion of convertible debt and accrued
interest into common stock	83,370,185	833,702	6,542	-	-	840,244
Common stock issued for consulting services
and officers’ compensation	26,916,666	269,166	78,032	-	-	347,198
Net loss for period	-	-	-	-	(1,301,676)	(1,301,676)
Balance at June 30, 2006	199,824,105	1,998,241	17,694,028	-	(20,034,112)	(341,843)
Re-purchase of common stock	-	-	-	(87,653)	-	(87,653)
Common stock issued for convertible interest	155,881,694	1,558,817	(1,399,714)	-	-	159,103
Common stock issued for note principal	1,555,594,195	15,555,941	(14,880,676)	-	-	675,265
Common stock issued for services	88,000,000	880,000	(704,100)	-	-	175,900
Miscellaneous adjustment	-	-	-	-	37	37
Net loss	-	-	-	-	(3,241,279)	(3,241,279)
Balance at June 30, 2007	1,999,299,994	$19,992,999	$709,538	$(87,653)	$(23,275,354)	$(2,660,470)

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net loss	$(3,241,279)	$(1,301,676)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	27,711	18,895
Amortization of film costs	2,563,335	2,790,266
Common stock issued for accrued interest	159,103	-
Common stock issued for services and compensation	175,900	347,198
Change in value of warrant and derivative liabilities	(770,386)	(204,142)
Amortization of debt discount	1,038,469	(139,663)
Interest recognized in connection with issuance of convertible debt	384,975
Amortization of loan costs	(47,940)	-
Other	12,048	-
Change in operating assets and liabilities:
Increase in accounts receivable - new	(1,500,000)	(188,296)
Decrease in accounts receivable paid - DOD	350,000	-
Decrease in accounts receivable paid - Rambo IV	1,500,000	-
Write-off of accounts receivable	205,000	-
Increase in film costs	(3,366,632)	(5,213,529)
(Increase) decrease in other assets	34,533	(18,563)
Increase (decrease) in accounts payable and accrued liabilities	(4,689)	45,413
Net cash generated by/(used in) operating activities	(2,479,852)	(3,864,097)
Cash flows from investing activities:
Release of restricted cash for film costs	50,617	2,455,468
Purchase of property and equipment	(20,995)	(27,238)
Net cash generated by/(used in) investing activities	29,622	2,428,230
Cash flows from financing activities:
Proceeds from advance under development agreement	2,050,000	3,227,692
Purchase of common stock	(87,653)	-
Payments on notes payable	-	(2,250,000)
Payment of deferred financing costs	(53,263)	-
Proceeds from convertible notes payable	800,000	400,000
Payment on convertible notes payable	(307,036)	-
Net cash generated by/(used in) financing activities	2,402,048	1,377,692
Decrease in cash and cash equivalents	(48,182)	(58,175)
Cash and cash equivalents at beginning of year	678,695	736,870
Cash and cash equivalents at end of period	$630,513	$678,695

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$38,499	$-
Taxes	$-	$-

During the year ended June 30, 2007, the Company entered into the following non-cash transactions:
•	Issued 1,711,475,889 shares of common stock for the payment of principal and interest on convertible notes, valued at $834,368
•	Issued 88,000,000 shares of common stock for the payment of consulting services and officer’s compensation, valued at $175,900

During the year ended June 30, 2006, the Company entered into the following non-cash transactions:
•	Issued 83,370,185 shares of common stock for the payment of principal and interest on convertible notes, valued at $840,244
•	Issued 26,916,666 shares of common stock for the payment of consulting services and officer’s compensation, valued at $347,198

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

       Notes to Consolidated Financial Statements

        June 30, 2007

1.           General

Family Room Entertainment Corp. (“FMLY” or “the Company”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services.  FMLY develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly owned subsidiaries: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation, a motion picture development, production, and production related services entity that primarily develops and provides production related services for high budget motion pictures (in excess of $20,000,000).  EFFP’s subsidiary, Good Entertainment Service, Inc., was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently Good Entertainment Services, Inc., is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett/Furla Films Distribution LLC (“EFFD”), is a Delaware Limited Liability Company set up to contract with third parties for the worldwide distribution and/or exploitation of FMLY’s wholly owned and or controlled entertainment properties; and (3) EFF Independent, Inc. (“EFFI”), a California Corporation, is set up primarily to develop and provide production related services for low budget motion pictures (less than $20,000,000).

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2007, its total liabilities exceeded its total assets by $2,660,470.  These factors raise doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs.  In addition, the Company has movie projects in various stages of development which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of FMLY and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2”), FMLY presents an unclassified consolidated balance sheet because FMLY has an operating cycle of approximately three years.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Key estimates include amortization of film costs and valuation of convertible debt and derivative instruments.

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

1.
Producers Fees– Producer fees are recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties– Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Producer Development, Production Service Fees and Film Distribution Fees– As these services are provided, these fees are invoiced by FMLY to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the year ended June 30, 2007 and 2006, FMLY incurred general operating costs of $71,625 and $104,419 respectively.

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities

During 2004, the Company had issued convertible debt securities with non-detachable conversion features. The values assigned to the warrants and embedded conversion feature of the Debentures followed the guidance of the EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” of the FASB’s Emerging Issues Task Force. The debt discount associated with the Warrants and embedded conversion feature is amortized to interest expense over the life of the Debenture or upon earlier conversion of the Debenture using the effective yield method.

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

During the years June 30, 2007 and 2006, the Company recorded a gain of $770,386 and $339,912, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of June 30, 2007 and June 30, 2006, the estimated fair value of the Company’s derivative liability was $445,159 and $930,227 respectively, as well as a warrant liability of $924,159 and $24,529.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at June 30, 2007, FMLY used the closing price of $0.0005, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the year ended June 30, 2007, there was a decrease in the market value of the Company’s common stock to $0.0005 from $0.0146.

In valuing the debt features at June 30, 2006, the company used the closing price of $ 0.0146 and the respective conversion and exercise prices for the warrants.  As of June 30, 2006, there was a decrease in the market value of the Company’s common stock to $0.00146 from $0.075 at November 9, 2004 (issuance date).

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Cash Equivalents

FMLY considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Business Segment

The Company operates in a single business segment.

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

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Net Loss per Common Share

Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods.  Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and other financial instruments convertible into common stock, when the effect of such conversions would have been dilutive to net loss.  There is no assumed conversion of stock options, warrants or convertible debentures for 2007 or 2006 because the effect would be anti-dilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.  FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method.  The Company has elected to adopt the provisions of FAS-123R effective July 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the fiscal years ended June 30, 2007 and 2006, FMLY’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

Fair Value of Financial Instruments

FMLY includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMLY to concentrations of credit risk.  FMLY maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the $100,000 federal depository insurance limit; however, FMLY has experienced no losses on deposits.  At June 30, 2007, the Company had balances in excess of the limit totaling $397,290.

Accounts receivable arise primarily from transactions with customers in California.  FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  Accounts receivable at June 30, 2006, arose materially from transactions with two customers.  There were no accounts receivable at June 30, 2007.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and  SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another  derivative financial instrument.

This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 may have a material effect on the financial position or results of operations of the Company depending upon management’s plans to fund operations through the use of hybrid instruments and utilizing the fair-value method described in SFAS No. 155.

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

2.           Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on non-vested equity shares or non-vested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.   This issue is effective for annual periods beginning after September 15, 2007.   Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.”  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company anticipates that these Issues will have no material impact on its financial position and results of operations.

3.           Restricted Cash

As discussed in Note 7, during twelve months ended June 30, 2007, FMLY received loans from investors that were limited to investment in specific film projects.  Restricted cash represents the portion of those funds not used in those projects at June 30, 2007 and 2006, amount to $38,260 and $88,877 respectively which contain $37,410 and $52,816 respectively for film projects and the remaining $850 and $36,061 respectively, represents collateral for FMLY’s credit facility for corporate credit cards.

4.           Accounts Receivable

Accounts receivable at June 30, 2007, and June 30, 2006, consisted of the following:

	June 30, 2007	June 30, 2006

Accrued receivables – producer fees	$-	$515,000
Accrued distribution, royalties and other	-	40,000

Total	$-	$555,000

At June 30, 2006, one customer accounted for $515,000 of accounts receivable.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

5.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at June 30, 2007 and 2006, and related activity during the year ended June 30, 2007 and 2006, are shown below.  Substantially all film projects of the Company are intended for theatrical presentation:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during year ending June 30, 2007	2,313	1,952,464	1,412,315	3,367,092

Transfers of film costs between categories for the year ended June 30, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during year ended	2,313	2,486,188	878,591	3,367,092

Net film cost balance before the year ended June 30, 2007 amortization & write offs	52,313	7,937,313	1,178,914	9,168,540

Less film cost amortization & write offs during the year ended June 30, 2007	(2,313)	(1,553,063)	(1,007,959)	(2,563,335)

Net film cost balance at June 30th, 2007	$50,000	$6,384,250	$170,955	$6,605,205

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2005	$60,000	$2,663,707	$654,478	$3,378,185

Production costs incurred during the year ended June 30, 2006	39,819	4,807,860	365,834	5,213,513

Transfers of film costs between categories in the year ended June 30, 2006	-	481,164	(481,164)	-

Total film costs incurred and paid by FMLY during the year ended June 30, 2006	39,819	5,289,024	(115,330)	5,213,513

Net film cost balance before June 30, 2006 amortization & write offs	99,819	7,952,731	539,148	8,591,698

Less film cost amortization & write offs during the year ended June 30, 2006	(49,819)	(2,501,606)	(238,841)	(2,790,266)

Other	-	-	16	16

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for year ended June 30, 2007 and 2006:

	Year Ended
	06/30/2007	06/30/2006
Released Projects - Amortization
After Sex	$990	$5,785
Good Advice	912	413
Held for Ransom	330	5,819
Speedway Junkie	7	5
Other	-	1,068
16 Blocks	-	36,729
Total	2,239	49,819

Projects in Development, In Production or Pre-Production
Rambo IV	896,230	-
16 Blocks	626	146,098
Wickerman	251,256	290,829
The Contract	401	255,314
88 Minutes	415	430,079
White Air	346,675	-
Code	32,645	-
Creepshow	3,317	-
Home of the Brave	47,328	-
Saturday Night Special	59,737	93,942
Micronauts	16,966	-
Rin Tin Tin	180	127,134
FMLY/EFF Participation Payment	732,949	-
The Tenant	4	1,279,621
Total of other individuals projects with costs less than $40,000	172,367	117,420
Total	2,561,096	2,740,437

Total all projects	$2,563,335	$2,790,256

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the year ended June 30, 2007 and 2006:

	Year Ended
	06/30/2007	06/30/2006
Producer Fees / Film Revenue
Wickerman	$-	$300,000
The Contract	-	300,000
88 Minutes	-	400,000
Rambo	1,500,000
Total Producer Fees / Film Revenue	1,500,000	1,000,000
Royalties and Other Revenue
Royalties	11,298	16,861
Distribution revenue, net	92,047	1,302,771
Net Income Participation revenues	-	1,000,000
Film production service fees and consulting	-	115,250
Total Royalties and Other Revenue	103,339	2,434,882

Total Revenue	$1,603,345	$3,434,882

Following is the percentage make-up of net film costs at June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006

Borderland	74%	82%
White Air	-%	6%
Wickerman	-%	4%
Day of the Dead	1%	-%
King of California	23%	-%
Total of other individual projects less than 5%	2%	8%

Total	100%	100%

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

6.           Property and Equipment

Property and equipment at June 30, 2007 and June 30, 2006 consisted of the following:

		June 31,	June 30,
	Life	2007	2006

Office furniture and equipment	7 years	$54,656	$50,284
Computer equipment	5 years	86,873	73,313
Software	3 years	87,642	85,472

Total		229,171	209,069

Less accumulated depreciation and amortization		(171,004)	(144,186)

		$58,167	$64,883

During the twelve months ended June 30, 2007 and 2006, depreciation and amortization expense was $27,711 and $18,895 respectively.

7.           Notes Payable under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects.  During the years ended June 30, 2007 and  2006 , the Company received an aggregate of $1,300,000 and $3,227,692, respectively, from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

During the years ended June 30, 2007 and 2006, FMLY received $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas), $0 and $800,000 respectively from EFF Partners LLC, $0 and $72,500 respectively from Scorched Earth Entertainment, and $0 and $2,355,192 respectively from Freedom Films.  As of June 30, 2006, FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

7.           Notes Payable under Film Participation Agreements (continued)

As of June 30, 2007 the balance outstanding of notes and loans payable of $7,957,411 under film participation agreements are as follows:

	Investor Loans
	Tau	Scorched			Gary
	Entertainment	Earth	Freedom	EFF	Granstaff
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Participation	Totals

The Tenant	$-	$-	$-	$68,486	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	4,727,411
White Air	-	-	-	346,514	-	346,514
Wickerman	250,000	-	-	-	-	250,000
King of California	1,300,000	-	-	-	-	1,300,000
Room Service	130,000	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	300,000
Rin Tin Tin	-	-	-	85,000	-	85,000
Participation Fee	-	-	-	-	750,000	750,000
	$3,479,719	$572,500	$2,355,192	$800,000	$750,000	$7,957,411

Under the terms of the agreement for “The Tenant”, the investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.  In September 2005, $950,000 of non-allocated funds was returned to Tau entertainment (Elisa Salinas).  In March, 2006, FMLY paid Tau Entertainment (Elisa Salinas) $1,300,000 for the Tenant.

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

7.           Notes Payable under Film Participation Agreements (continued)

Freedom Films invested $2,000,000 in July 2005 and $355,192 in the year ending June 2007 directly into Borderland ISA to be used for the production of the film project “Borderland”.  The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

On June 27, 2005, FMLY received $500,000 plus another $72,500 during the year ended June 2007 from Scorched Earth Entertainment to invest in the “Borderland” film project.  The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

On May 18, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded this amount as Loan Participant Payable.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

8.           Convertible Notes Payable

During the years ended June 30, 2005, 2006 and 2007, the Company issued notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price (1)	Term of Note
November 9, 2004	$2,000,000	$0.15 or 80%	2 years
May 24, 2006	$400,000	80%	1 year
June 5, 2007	$ 1,000,000	$0.0005 (2)	2 years
Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 9, 2004	6,666,667	$0.1200	5 years
November 9, 2004	16,666,667	$0.1500	5 years
June 5, 2007	1,000,000,000	$0.0005	5 years
June 5, 2007	1,000,000,000	$0.0010	5 years

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price

Notes payable	June 30,	June 30,
Convertible debt	2007	2006

Notes payable Convertible debt	$1,627,401	$1,645,144

Less unamortized debt issue costs	1,118,982	1,157,451

Notes payable Convertible debt	$508,419	$487,693

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of June 30, 2007 and June 30, 2006, the Company has incurred no liquidating damages.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

8.           Convertible Notes Payable (continued)

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the years ended June 30, 2007 and 2006, the Company accreted $1,038,469 and ($265,081), respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants	Number of	Initial Value at	Volatility
Issued	Warrants	Issuance	Factor

November 9, 2004	6,666,667	$104,984	39%
November 9, 2004	16,666,667	$262,460	39%
June 5, 2007	1,000,000,000	$565,376	164%
June 5, 2007	1,000,000,000	$551,018	163%

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

8.           Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at June 30, 2007 and June 30, 2006, the company used the closing price of $0.0005 and $0.0146, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 164% and 78%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at June 30, 2007, had increased to a fair value of $924,186, due to the issuance of two new warrants in June 2007, which resulted in an “other income” item of $216,737 on the Company’s books.  The warrant derivative liability at June 30, 2006, had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an “other income” item of $56,251 on the Company’s books.

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

8.           Convertible Notes Payable (continued)

Debt Features (continued)

			Initial
Date of Note	Amounts of Notes	Value at Issuance	Carrying Value

November 9, 2004	$2,000,000	$674,158	$1,032,899
May 26, 2006	$400,000	$135,770	$264,250
June 5, 2007	$1,000,000	$1,000,000	$1,000,000

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted average expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  For the year  ended June 30, 2007, due in part to an decrease in the market value of the Company’s common stock to $0.0005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $553,649.  At June 30, 2007, the estimated fair value of the debt features was approximately $445,159.  For the year ended June 30, 2006, due in part to a decrease in the market value of the Company’s common stock to $0.0146 from $0.05 at June 30, 2005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $283,661.  At June 30, 2006, the estimated fair value of the debt features was approximately $930,227.

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

8.           Convertible Notes Payable (continued)

Debt Features (continued)

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

For the year ended June 30, 2007 and 2006, the Company recorded other income of $770,386 and $339,912, respectively, related to the change in value of the debt features and decrease in value of the warrants.

For the year ended June 30, 2007 and 2006, the Company recorded $1,038,469 and ($265,081) of interest expense/(income) related to the accretion of debt related to the convertible financing.

Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2008 2009	$1,597,204 1,902,796

Total	$3,400,000

9.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2007 and June 30, 2006 consisted of the following:

	June 30, 2007	June 30, 2006

Accounts payable	$187,715	$200,274
Accrued film costs	-	-
Accrued interest payable	51,981	44,111

	$239,696	$244,385

10.           Income Taxes

FMLY has incurred significant operating losses since its inception and, therefore, has not generally incurred federal income taxes.

	2007	2006
Income tax provision
Current	$-	$-
Deferred	-	-
Total	$-	$-

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

10.           Income Taxes (continued)

As of June 30, 2007, FMLY had net operating loss (“NOL”) carry forwards for income tax purposes of approximately $11,465,357, which expire in 2008 through 2027.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in FMLY in connection with the Sales Transaction, subsequent Asset Purchase and private placement of FMLY’s common stock severely limited FMLY’s ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities.  Additionally, because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, FMLY will be able to use only approximately $6,422,073 of its NOL for federal income tax purposes should FMLY generate sufficient taxable income.

The composition of deferred tax assets and the related tax effects at June 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating losses	$4,534,245	$3,602,406
Accounts receivable - allowance for doubtful accounts	-	-
Valuation allowance	(4,531,245)	(3,597,906)
Total deferred tax assets	3,000	4,500

Deferred tax liabilities:
Basis of property and equipment	(3,000)	(4,500)
Net deferred tax asset	$-	$-

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2007 and 2006 is as follows:

	2007		2006
	Amount	Percent	Amount	Percent

Benefit for income tax at federal
statutory rate	$1,102,035	34%	$442,570	34%
State taxes benefit, net of federal cost	179,805	6%	-	0%
Non-deductible stock-based
compensation	-	0%	(118,047)	(10)%
Non-deductible expenses related to convertible debt and derivative financial instruments	(332,294)	(4)%	(62,997)	(5)%
Other, including non-deductible
business meals and entertainment	(16,207)	(1)%	(9,357)	0%
Change in valuation allowance	(933,339)	(25)%	(252,169)	(19)%

	$-	0%	$-	0%

FMLY made no cash payments for income taxes during the years ended June 30, 2007 or 2006.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

11.           Lease Agreement

FMLY operates in leased facilities under a six month lease agreement with a right of extension and renewal with a current base rental rate of approximately $7,000 per month.  FMLY also has an equipment lease which is for three years, ending approximately April 2008.  Total rent expense under operating leases for the years ended June 30, 2007 and 2006 was $125,259 and $100,943, respectively.

Future annual minimum lease payments under operating leases with remaining lease terms of greater than one year are summarized as follows:

Year Ending
June 30,	Amount

2008	$63,010
2009	- 63,010-

$63,010

12.           Stockholders’ Equity

Common Stock

During the year ended June 30, 2007 FMLY issued or approved for issue 1,799,475,889 shares, of which 1,711,475,889 shares were issued for the conversion of convertible debt and interest and 88,000,000 shares of common stock for consulting services related to film projects, legal services and compensation of key employees.   During the year ended June 30, 2006 FMLY issued or approved for issue 110,286,851, of which 83,370,185 shares were issued for the conversion of convertible debt and interest and 26,916,666 shares of common stock for consulting services related to film projects, legal services and compensation of key employees.

Stock Options

FMLY periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of FMLY’s business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of stock options is approved by the Board of Directors.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

12.           Stockholders’ Equity (Continued)

Stock Options (continued)

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.  FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123R effective July 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

As permitted under FAS-123, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees through June 30, 2006. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price.

With the adoption of FAS-123R, the Company has elected to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on July 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to July 1, 2006, compensation costs were amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN-28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. This is the same manner applied in the pro forma disclosures under FAS-123.

Proforma information regarding net income and earnings per share is required by Statement 123, and is determined as if FMLY accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model.  However, FMLY granted no options during the years ended June 30, 2007 or 2006, and, accordingly, no pricing assumptions or pro-forma financial information is presented.

FMLY uses the Black-Scholes option valuation model to estimate fair value of stock options or warrants issued. The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because FMLY’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

12.           Stockholders’ Equity (Continued)

Stock Options (continued)

A summary of FMLY’s stock option activity and related information for the years ended June 30, 2007 and 2006 follows:

	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price ($)

Outstanding at June 30, 2005	145,000	0.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at June 30, 2006	145,000	0.25

Granted	-	-
Exercised	-	-
Forfeited	(145,000)	0.25

Outstanding at June 30, 2007	-	-

All options outstanding at June 30, 2006 were exercisable.  A summary of outstanding stock options at June 30, 2007 follows:

Remaining
Contractual
	Expiration	Life	Exercise
Number of Shares	Date	(Years)	Price

none

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

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

12.           Stockholders’ Equity (Continued)

Stock Options (continued)

During the year ended June 30, 2007, FMLY issued warrants in connection with the funding of convertible debt. The warrants issued during the year ended June 30, 2005 in connection the funding of convertible debt were treated as derivative financial instrument liabilities. See Note 8 for further discussion.

All warrants outstanding at June 30, 2006 are currently exercisable.  A summary of outstanding stock warrants at June 30, 2007, follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
1,500,000	January 2008	1.5	$3.00
750,000	January 2008	1.5	65% of market
5,000,000	January 2008	1.5	$0.50
3,571,428	January 2008	1.5	$0.13
23,333,334	November 2009	3.4	$0.12
1,000,000,000	June 2011	5.0	$0.0005
1,000,000,000	June 2011	5.0	$0.001

2,034,154,762

13.           Claims and Contingencies

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture. The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company.  As of September 15, 2006, Nu Image, Inc had settled and FMLY has been released from liability.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

14.           Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in both 2007 and 2006.  Following is an analysis of major customers for the twelve months ended June 30, 2007 and 2006:

	2007	2006
Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	98%	87%

Percentage of total revenue derived from second largest customer	1%	1%

15.           Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMLY in providing the underlying services.  During the year ended June 30, 2007, these executive officers received compensation totaling $1,421,875 under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  During the year ended June 30, 2006, these executive officers received compensation totaling $1,271,862 under these contractual arrangements.

During the fiscal year ending June 30, 2007, FMLY received payments under certain agreements, in relation to producer fees, for certain of FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2007, FMLY paid to George Furla $669,825 and Randall Emmett $752,050.

During the fiscal year ending June 30, 2006, FMLY received payments under certain agreements, in relation to producer fees, for certain of FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2006, FMLY paid to George Furla $549,819 and Randall Emmett $722,043.

FMLY contracted Stanley Tepper, as the acting Executive VP Finance and Accounting/CFO through, AGS Inc., business financial entertainment accounting production service consulting company.  AGS, Inc., received contracted consulting fees for the year ended June 30, 2007 and 2006 of $156,565 and $106,466 respectively.  Out of these funds Mr. Tepper received $36,000 and $50,000 for the year ended June 30, 2007 and 2006 respectively for arranged consultation of AGSI, Inc.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

16.           Non-Cash Investing and Financing Activities

During the year ended June 30, 2007, FMLY issued 1,711,475,889 shares of common stock to convert $159,103 of accrued interest and $675,265 of debt principal to equity, and 88,000,000 shares for payment of $175,000 of consulting expense.

During the year ended June 30, 2006, FMLY issued 83,370,185 shares of common stock to convert $840,244 of debt principal and accrued interest to equity.  An additional 26,916,666 shares were issued to employees and consultants with a value of $347,198 based on the market value of the stock at the date issued.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

17.           FMLY Stock Repurchases

Date	Shares	Market Price		Cost	Commissions	Total
8/3/2006	650,000		$0.01	$7,800	$400	$8,200
8/4/2006	325,000		$0.01	3,120	163	3,283
8/15/2006	274,833		$0.01	2,556	135	2,691
8/16/2006	495,000		$0.01	4,851	247	5,098
8/17/2006	100,000		$0.01	1,200	25	1,225
8/17/2006	890,000		$0.01	10,502	528	11,030
8/18/2006	960,000		$0.01	11,232	557	11,789
8/21/2006	100,000		$0.01	1,200	-	1,200
8/21/2006	250,000		$0.01	3,000	-	3,000
8/21/2006	250,000		$0.01	3,000	8	3,008
8/21/2006	100,000		$0.01	1,360	-	1,360
8/23/2006	50,000		$0.01	575	7	582
8/23/2006	100,000		$0.01	1,250	58	1,308
8/30/2006	50,000		$0.01	575	27	602
8/31/2006	50,000		$0.01	450	33	483
9/5/2006	200,000		$0.01	1,800	97	1,897
9/7/2006	200,000		$0.01	1,600	88	1,688
9/14/2006	20,000		$0.01	190	27	217
9/14/2006	100,000		$0.01	950	32	982
9/18/2006	200,000		$0.01	1,600	73	1,673
9/18/2006	20,000		$0.01	160	25	185
9/19/2006	50,000		$0.01	400	27	427
9/26/2006	250,000		$0.01	2,125	72	2,197
9/27/2006	100,000		$0.01	900	34	934
9/27/2006	140,000		$0.01	1,316	8	1,324
9/27/2006	10,000		$0.01	90	-	90
9/28/2006	250,000		$0.01	2,350	7	2,357
9/29/2006	250,000		$0.01	2,350	8	2,358
10/5/2006	200,000		$0.01	1,600	106	1,706
6/29/2007	28,971,000.0005			14,383	376	14,759
Total Shares Purchased	35,605,833	$		$84,485	$3,168	$87,653
Average Stock Price Per Share			$0.0025

18.           Subsequent Events:

On August 17, 2007 wholly owned subsidiaries of EFF Independent, Inc, (EFFI) and Emmett Furla Films Productions Corp (EFFPC) entered into a guaranteed sale agreement with Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film revenues (e.g., producer fees and royalties) received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film revenues (e.g., producer fees and royalties) received by EFFI and EFFPC on a going forward basis.

        The accompanying notes are an integral part of these financial statements.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Years Ended June 30, 2007 and 2006

18.           Subsequent Events:

Subsequent to June 30, 2007, the Company has made additional purchases of 25,480,000 shares of its common stock. at a cost of approximately $15,289 or an average price per share of $.0006

        The accompanying notes are an integral part of these financial statements.