Form 10QSB
period 2007-11-19
FAMILY ROOM ENTERTAINMENT CORP
filed 2007-11-19
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
--------------------

OR

[ ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-27063

FAMILY ROOM ENTERTAINMENT CORPORATION
(Name of small business issuer in its charter)

New Mexico	85-0206160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Sunset Gower Studio 1438 N. Gower St Box 68 Bldg. 35 Suite 555 Hollywood CA	90028
(Address of principal executive offices)	(Zip code)

Registrant’s Address and Telephone number, including area code: (323) 993-7310

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

Outstanding as of October 31, 2007
Class of Common Stock
------------------------ 1,894,763,161
$.01 par value Shares

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

Consolidated Condensed Balance Sheets at September 30, 2007
(unaudited) and June 30, 2007

Unaudited Consolidated Condensed Statements of
Operations for the three months ended
September 30, 2007 and 2006

Unaudited Consolidated Condensed Statement of
Stockholders’ Deficit for the three months ended September 30, 2007

Unaudited Consolidated Condensed Statements of Cash
Flows for the three months ended September 30, 2007
and 2006

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three months ended
September 30, 2007 and 2006

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three months ended
September 30, 2007 and 2006

C   O   N   T   E   N   T   S

Unaudited Consolidated Condensed Balance Sheets	1
Unaudited Consolidated Condensed Statements of Operations	2
Unaudited Consolidated Statements of Shareholders’ Deficit	3
Unaudited Consolidated Statements of Cash Flows	4
Notes to Unaudited Consolidated Financial Statements	5 – 38

        Family Room Entertainment Corporation

        Consolidated Condensed Balance Sheets

        As of September 30, 2007, and June 30, 2007

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$285,880	$630,513
Restricted cash	37,775	38,260
Accounts receivable	165,000	-
Film costs, net	7,068,275	6,605,205
Property and equipment, net	65,192	58,168
Prepaid expenses and other current assets	116,348	63,025
Deposits	18,270	18,270

Total Assets	$7,756,740	$7,413,441

Liabilities and Stockholders' Deficit
Liabilities
Notes payable under film participation agreements	$8,130,557	$7,957,412
Convertible notes payable, net of discount	823,644	508,419
Accounts payable and accrued liabilities	397,394	238,762
Warrant and derivative liability	1,263,101	1,369,318
Total Liabilities	10,614,696	10,073,911

Equity and Shareholders' Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.01 par value; 2,000,000,000 shares authorized;
1,894,763,161 and 1,999,299,994 shares issued and outstanding, respectively	18,947,631	19,992,999
Additional paid-in capital	1,629,919	709,538
Treasury stock, 25,480,000 and 35,605,833 shares at cost, respectively	(13,136)	(87,653)
Accumulated deficit	(23,422,370)	(23,275,354)
Total Equity and Shareholders' Deficit	(2,857,956)	(2,660,470)

Total Liabilities and Shareholders' Deficit	$7,756,740	$7,413,441

        See accompanying notes.

        Family Room Entertainment Corporation

        Consolidated Condensed Statements of Operations

        For the Three Months Ended September 30, 2007 and 2006

	2007	2006
	(unaudited)	(unaudited)
Gross Margin
Revenues	$309,167	$25,000
Amortization of film costs	(147,643)	(451,586)
Distribution costs	(1,833)	(2,500)

Gross Margin	159,691	(429,086)

Selling, general and administrative expenses	(345,163)	(298,542)

Income/(Loss) from Operations	(185,472)	(727,628)

Other Income and Expenses
Interest income	1,532	1,211
Change in derivatives	130,939	53,303
Interest expense	(94,015)	(189,444)
Total Other Income and Expenses	38,456	(134,930)

Net Income/(Loss)	$(147,016)	$(862,558)

Net earnings/(loss) per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares, basic and diluted	1,970,893,250	199,824,105

Included in operating expenses is non-cash share-based compensation as follows:
Selling, general and administrative expenses	$-	$-

        See accompanying notes.

        Family Room Entertainment Corporation

        Consolidated Statements of Shareholders’ Deficit

        For the Three Months Ended September 30, 2007 and 2006 and the Year Ended June 30, 2007

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(68,918)	-	(68,918)

Net loss	-	-	-	-	(862,558)	(862,558)

Balance at September 30, 2006	199,824,105	$1,998,241	$17,694,028	$(68,918)	$(20,896,670)	$(1,273,319)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(87,653)	-	(87,653)

Common stock issued for convertible interest	155,881,694	1,558,817	(1,399,714)	-	-	159,103

Common stock issued for note principal	1,555,594,195	15,555,941	(14,880,676)	-	-	675,265

Common stock issued for services	88,000,000	880,000	(704,100)	-	-	175,900

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(3,241,279)	(3,241,279)

Balance at June 30, 2007	1,999,299,994	19,992,999	709,538	(87,653)	(23,275,354)	(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(104,536,833)	(1,045,368)	920,381	124,987	-	-

Net loss	-	-	-	-	(147,016)	(147,016)

Balance at September 30, 2007	1,894,763,161	$18,947,631	$1,629,919	$(13,136)	$(23,422,370)	$(2,857,956)

        See accompanying notes.

        Family Room Entertainment Corporation

        Consolidated Statements of Cash Flows

        For the Three Months Ended September 30, 2007 and 2006

	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(147,016)	$(862,558)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	11,196	6,005
Amortization of film costs	147,643	451,856
Change in value of warrant and derivative liabilities	(130,939)	(53,330)
Amortization of debt discount	59,947	165,149
Amortization of loan costs	-	(31,938)
Other	-	(259)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable – new	(165,000)	(650,000)
(Increase) decrease in film costs	(610,713)	(428,376)
(Increase) decrease in other assets	(53,323)	(2,925)
Increase (decrease) in accounts payable and accrued liabilities	158,633	(17,766)
Increase (decrease) in deferred revenue	-	1,500,000
Net cash generated by/(used in) operating activities	(729,572)	75,858

Cash flows from investing activities:
Release of restricted cash for film costs	485	48,196
Purchase of property and equipment	(18,221)	(4,529)
Net cash generated by/(used in) investing activities	(17,736)	43,667

Cash flows from financing activities:
Proceeds from advance under participation agreements	200,000	-
Payments of advance under participation agreements	(26,855)
Purchase of common stock	(50,470)	(68,918)
Payments on notes payable	-	(150,000)
Payment of deferred financing costs	-	-
Proceeds from convertible notes payable	300,000	-
Payment on convertible notes payable	(20,000)	-
Net cash generated by/(used in) financing activities	402,675	(218,918)

Decrease in cash and cash equivalents	(344,633)	(99,393)

Cash and cash equivalents at beginning of year	630,513	678,695

Cash and cash equivalents at end of period	$285,880	$579,302

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$6,994	$-
Taxes	$-	$-

During the three months ended September 31, 2007, the Company entered into the following non-cash transactions:
•	Returned 104,536,833 shares of its treasury stock to available for sale.

During the three months ended September 31, 2007, the Company entered into the following non-cash transactions:
•	None.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2007, its total liabilities exceeded its total assets by $2,857,956.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

2.           Summary of Significant Accounting Policies (continued)

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the three months ended September 30, 2007 and 2006, FMLY incurred exploitation costs of $8,780 and $10,581 respectively.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

During the three-month periods ending September 30, 2007 and 2006, the Company recorded other income of $130,939 and $53,303, respectively, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of September 30, 2007 and June 30, 2007, the estimated fair value of the Company’s derivative liability was $476,363 and $445,159 respectively, as well as a warrant liability of $786,738 and $924,159.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at September 30, 2007, FMLY used the closing price of $0.0005, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the three month period ended September 30, 2007, market value of the Company’s common stock remained the same at $0.0005 and there was a decrease in the volatility factor to 120% from 164%.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry forwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forwards.  A valuation allowance is established, when necessary, to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

On July 1, 2007, the Company adopted the provisions of FIN 48.  This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions.  Management believes that adoption of this Interpretation will not have a material impact on the Company’s present or future financial statements.

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the three months ended September 30, 2007 and 2006, FMLY’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

2.           Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

FMLY includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMLY to concentrations of credit risk.  FMLY maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the $100,000 federal depository insurance limit; however, FMLY has experienced no losses on deposits.  At September 30, 2007, the Company had balances in excess of the limit totaling $104,511.

Accounts receivable arise primarily from transactions with customers in California.  FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  Accounts receivable at September 30, 2006, arose principally from transactions with two customers.  The accounts receivable at September 30, 2007 of $165,000 is from one customer.

Recently Issued Accounting Pronouncements

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

3.           Restricted Cash

As discussed in Note 7, during three months ended September 30, 2007 and year ended June 30, 2007, FMLY received loans from investors that were limited to investment in specific film projects.  Restricted cash represents the portion of those funds not used in those projects at September 30, 2007, and June 30, 2007, amount to $37,775 and $38,260 respectively which contain $0 and $850, respectively, for film projects and the remaining $37,775 and $37,410 respectively, represents collateral for FMLY’s credit facility for corporate credit cards.

4.           Accounts Receivable

Accounts receivable at September 30, 2007 and June 30, 2007,  consisted of the following:

	September 30, 2007	June 30, 2007

Accrued receivables – producer fees	$165,000	$-
Accrued distribution, royalties and other	-	-

Total	$165,000	$-

At September 30, 2007, and June 30, 2007, one customer accounted for $165,000 and $0, respectively, of accounts receivable.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

5.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at September 30, 2007 and 2006, and related activity during the three months ended September 30, 2007 and 2006, and for the year ended June 30, 2007 are shown below.  Substantially all film projects of the Company are intended for theatrical presentation.

Activity during the three months ended September 30, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during three months ending September 30, 2007	11,443	156,576	442,694	610,713

Transfers of film costs between categories for the three months ended September 30, 2007	-	47,889	(47,889)	-

Total film costs incurred and paid by FMLY during three months ended September 30, 2007	11,443	204,465	394,805	610,713

Net film cost balance before the three months ended September 30, 2007 amortization & write offs	61,443	6,588,715	565,760	7,215,918

Less film cost amortization & write offs during the three months ended September 30, 2007	(11,443)	(-)	(136,200)	(147,643)

Net film cost balance at September 30, 2007	$50,000	$6,588,715	$429,560	$7,068,275

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the three months ended September 30, 2006:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during the three months ended September 30, 2006	829	30,401	397,145	428,376

Transfers of film costs between categories in the three months ended September 30, 2006	-	-	-	-

Total film costs incurred and paid by FMLY during the three months ended September 30, 2006	829	30,401	397,145	428,376

Net film cost balance before September 30, 2006 amortization & write offs	50,829	5,481,526	697,468	6,229,824

Less film cost amortization & write offs during the year ended September 30, 2006	(829)	(349,280)	(101,477)	(451,586)

Net film cost balance at September 30, 2006	$50,000	$5,132,246	$595,991	$5,778,238

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the year ended June 30, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during year ending June 30, 2007	2,313	1,952,464	1,412,315	3,367,092

Transfers of film costs between categories for the year ended June 30, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during year ended	2,313	2,486,188	878,591	3,367,092

Net film cost balance before the year ended June 30, 2007 amortization & write offs	52,313	7,937,313	1,178,914	9,168,540

Less film cost amortization & write offs during the year ended June 30, 2007	(2,313)	(1,553,063)	(1,007,959)	(2,563,335)

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
Released Projects – Amortization
After Sex	$75	$585
Held for Ransom	75	45
Speedway Junkie	-	1
16 Blocks	-	-
Good Advice	357	198
Other	-	-

Total	507	829

Projects in Development, In-Production, or Pre-Production
16 Blocks	-	626
The Tenant	-	-
Wickerman	-	1,193
The Contract	-	371
88 Minutes	-	412
Saturday Night Special	-	-
Amityville Horror After 25 Years	-	-
Room Service	-	59,737
Rin Tin Tin	-	-
White Air	10,936	334,528
FMLY/EFF Participation Payment	136,200	-
Micronaughts	-	6,966
The Devil Name	-	26,846
Total of other individual
projects with total original costs
less than $40,000	-	20,068

Total	147,136	450,747

Total all projects	$147,643	$451,586

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the year ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,
	2007	2006
Producer Fees
Wickerman	$-	$-
The Contract	-	-
88 Minutes	-	-
Righteous Kill	275,000
Total producer fees / film revenue	275,000	-

Royalties and Other Revenue
Royalties	9,167	-
Film production service fees and other	-	-
Net Income participation revenues	-	-
Distribution revenue	25,000	25,000
Consultant and participation fees	-	-
Total royalties and other revenue	34,167	25,000

Total revenue	$309,167	$25,000

Following is the percentage make-up of net film costs at September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007

The Tenant	-%	-%
Borderland	70	86
White Air	-	-
King of California	22	-
Righteous Kill	2	-
Conan the Barbarian	4	-
Wickerman	-	4
88 Minutes	-	-
Total of other individual projects less than 5%	2	10

Total	100%	100%

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

6.           Property and Equipment

Property and equipment at September 30, 2007 and June 30, 2007, consisted of the following:

		September 30,	June 30,
	Life	2007	2007

Office furniture and equipment	7 years	$52,758	$52,758
Computer equipment	5 years	87,148	86,873
Software	3 years	87,641	87,641
Leasehold Improvements	1 Year	19,845	1,900

Total		247,392	229,172

Less accumulated depreciation and amortization		(182,200)	(171,004)

		$65,192	$58,168

During the three months ended September 30, 2007 and 2006, depreciation and amortization expense was $11,196 and $6,005.

7.           Notes Payable under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects.  During the three months ended September 30, 2007 and year ended June 30, 2007 and 2006 , the Company received an aggregate of $200,000 and $2,050,000 and $3,227,692, respectively, from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

During the three months ended September 30, 2007 and the  year ended June 30, 2007 and 2006  FMLY received $0, $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0, $0 and $800,000 respectively from EFF Partners LLC; $0,  $0 and $72,500 respectively from Scorched Earth Entertainment; $0, $0 and $2,355,192 respectively from Freedom Films; $0, $750,000 and $0 from Gary Granstaff; and $200,000, $0 and $0 from Dr. Raja H. Ataya.  As of June 30, 2006 FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

7.           Notes Payable under Film Participation Agreements (continued)

As of September 30, 2007 and June 30, 2007 the balance outstanding of notes and loans payable of   $8,130,557 and $7,957,411 respectively under film participation agreements.  The detail Balance outstanding at September 30, 2007 are as follows:

	Investor Loans
	Tau	Scorched			Gary	Dr. Raja H.
	Entertainment	Earth	Freedom	EFF	Granstaff	Ataya
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Participation	Participation	Totals

The Tenant	$-	$-	$-	$68,486	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	-	4,727,411
White Air	-	-	-	346,514	-	-	346,514
Wickerman	250,000	-	-	-	-	-	250,000
King of California	1,300,000	-	-	-	-	-	1,300,000
Room Service	130,000	-	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	-	300,000
Rin Tin Tin	-	-	-	85,000	-	-	85,000
Participation Fee	-	-	-	-	724,913	198,233	923,146
	$3,479,719	$572,500	$2,355,192	$800,000	$724,913	$198,233	$8,130,557

Under the terms of the agreement for “The Tenant”, the investor was to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which was estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMLY in connection with the picture.  In September 2005, $950,000 of non-allocated funds was returned to Tau entertainment (Elisa Salinas).  In March 2006, FMLY paid Tau Entertainment (Elisa Salinas) $1,300,000 for the Tenant.

For the Borderland movie project, in proportion to their actual investment in the negative costs of the picture, certain investors will receive: (a) a 7% one-time finance fee from the proceeds of the picture; and (b) 8% annual interest on their respective investments.  The investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against).  The investors will have participation in the Net Profits of the picture on a proportional basis to their investment.

In addition, Tau Entertainment (Elisa Salinas) invested funds into three additional projects:  (1) Wickerman, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture; (2) Room Service whereby they invested $130,000 in the development of the Picture for which they will be repaid if and when the picture is fully financed (by a third party) and produced, if ever; and (3) King of California whereby they invested $1,300,000 in the production of the picture for which Tau Entertainment will be repaid after delivery and from distribution.  In November, 2007, FMLY paid to Tau Entertainment (Elisa Salanis) $1,000,000 for King of California.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

7.           Notes Payable under Film Participation Agreements (continued)

Freedom Films invested $2,000,000 in July 2005 and $355,192 in the year ending June 2006 directly into Borderland ISA to be used for the production of the film project “Borderland”.  The investor is to receive: (a) a 7% one-time finance fee; and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

On June 27, 2005, FMLY received $500,000 plus another $72,500 during the year ended June 2006 from Scorched Earth Entertainment to invest in the “Borderland” film project.  The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual, and Dr. Raja H. Ataya MD, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, “Righteous Kill.”  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya MD Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues (primarily producer fees) in perpetuity.  For the sum of US$200,000, Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going-forward basis.  Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects.  Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Mr. Granstaff and Dr. Ataya’s amount as Loan Participant Payable.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

8.           Convertible Notes Payable

During the years ended June 30, 2005, 2006, 2007, and the quarter ending September 2007, the Company issued notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price (1)		Term of Note
November 9, 2004	$2,000,000	$0.15 or 80%		2 years
May 24, 2006	$400,000	80%		1 year
June 5, 2007	$1,000,000	$ 0.0005	(2)	2 years
September 5, 2007	$300,000	80%		1 year

Date of Warrants Issued	Number of Warrants	Exercise Price		Term of Warrants
November 9, 2004	6,666,667	$0.12		5 years
November 9, 2004	16,666,667	$0.15		5 years
June 5, 2007	1,000,000,000	$0.0005		5 years
June 5, 2007	1,000,000,000	$0.001		5 years

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price

Notes payable	September 30,	June 30,
Convertible debt	2007	2007

Notes payable Convertible debt	$1,907,401	$1,627,401

Less unamortized debt issue costs	1,083,757	1,118,982

Notes payable Convertible debt	$823,644	$508,419

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of September 30, 2007, and June 30, 2007, the Company has incurred no liquidating damages.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the three months ended September 2007 and 2006, the Company accreted $59,947 and $165,149, respectively, of debt discount.  The accretion of debt discount amount is adjusted for conversions of debt into stock.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants	Number of	Initial Value at	Volatility
Issued	Warrants	Issuance	Factor

November 4, 2004	6,666,667	$104,984	39%
November 4, 2004	16,666,667	$262,460	39%
June 5, 2007	1,000,000,000	$565,376	164%
June 5, 2007	1,000,000,000	$551,018	163%

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

8.           Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at September 30, 2007 and June 30, 2007, the company used the closing price of $0.0005 and $0.0005, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 120% and 164%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at September 30, 2007, had decreased to a fair value of $786,738, due in part to a reduction in the volatility of the stock price over the prior quarter which resulted in an “other income” item of $137,421 on the Company’s books.  The warrant derivative liability at June 30, 2007, had increased to a fair value of $924,186, due to the issuance of two new warrants in June 2007, which resulted in an “other expense” item of $216,737 on the Company’s books.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

8.           Convertible Notes Payable (continued)

Debt Features (continued)

Date of Note	Amounts of Notes	Value at Issuance	Carrying Value

November 9, 2004	$2,000,000	$674,158	$1,325,842
May 26, 2006	$400,000	$135,770	$264,230
June 5, 2007	$1,000,000	$1,000,000	$-
September 5, 2007	$300,000	$24,722	$275,278

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  For the three months ended September 30, 2007, due in part to a decrease in the volatility of the stock price, the company recorded an “other expense” on the consolidated statements of operations for the change in fair value of the debt features of approximately $6,482.  At September 30, 2007, the estimated fair value of the debt features was approximately $476,363.  For the year  ended June 30, 2007, due in part to an decrease in the market value of the Company’s common stock to $0.0005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $485,068.  At June 30, 2007, the estimated fair value of the debt features was approximately $445,159.

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

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants.  This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes.  Were the notes to not have contained those terms or even if the transactions were 8.Convertible Notes Payable (continued)

Debt Features (continued)

not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification.  The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the three months ended September 30, 2007, the Company recorded other expense of $31,204 and for the three months ended September 30, 2006 the Company recorded other income of $41,761   related to the change in value of the debt features and decrease in value of the warrants, respectively.

For the three months ended September 30, 2007 and 2006, the Company recorded $59,947 and $165,149 of interest expense related to the accretion of debt related to the convertible financing.

9.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2007 and June 30, 2007, consisted of the following:

	September 30, 2007	June 30, 2007

Accounts payable	$318,230	$186,781
Accrued film costs	-	-
Accrued interest payable	79,164	51,981

	$397,394	$238,762

10.           Claims and Contingencies

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc. and seeks $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture.  The complaint also contains allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company.  The Company intends to vigorously defend the lawsuit and has filed a demurrer to the complaint seeking to dismiss all of the claims against it.  In addition, it is the position of the Company that the Company for all attorney fees and damages, if any, assessed in the lawsuit.  The Company will seek to enforce its indemnification rights against Nu Image, Inc.  On September 15, 2006, Nu Image, Inc., settled, and FMLY was released from liability.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

11.           Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry in for three months ended September 30, 2007 and 2006.  Following is an analysis of major customers for the three months ended September 30, 2007 and 2006:

	2007	2006
Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	98%	98%

Percentage of total revenue derived from second largest customer	1%	1%

12.           Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMLY in providing the underlying services.  During the three months ended September 30, 2007 and 2006, these executive officers received compensation $99,056 and $240,000 respectfully- under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

During the three months ended September 30, 2007 and 2006, FMLY received payments under certain agreements, in relation to the producer fees, for certain of FMLY’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended September 30, 2007 and 2006, George Furla received $39,485, and Randall Emmett via his Randall Emmett Films Inc -1 received $56,071.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $50,000 for other projects and costs which will be offset by his second producer receipts.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

12.           Related Party Transactions (continued)

FMLY contracted Stanley Tepper, as the Acting, Executive VP Finance and Accounting/CFO through, AGSInc., business financial entertainment accounting production service consulting company.  AGSInc., received contracted consulting fees for three months ended September 30, 2007 and 2006 of $80,458           and $28,750 respectively.  For the year ended June 30, 2007 and 2006 AGSIinc received of $156,565 and $106,466 respectively.  Out of these funds Mr. Tepper received $30,000 and $0 for the three months ended September 30, 2007 and 2006 and $36,000 and $50,000 for the year ended June 30, 2007 and 2006, respectively, for arranged consultation of and by AGSInc.

13.           Stock Options and Warrants

FMLY periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of FMLY’s business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of stock options is approved by the Board of Directors.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.  FAS-123R eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123R effective July 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested grant over the exercise price.

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

13.           Stock Options and Warrants (continued)

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

A summary of FMLY’s stock option activity and related information for the years ended June 30, 2007 and 2006 and the three-month period ending September 30, 2007 follows:

	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price ($)

Outstanding at June 30, 2006	145,000	0.25
Granted	-	-
Exercised	-	-
Forfeited	(145,000)	0.25

Outstanding at June 30, 2007	-	-

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at September 30, 2007	-	-

Family Room Entertainment Corporation 2004 Consulting and Legal Services Plan (the” Plan”).  Under the Plan, as amended, FMLY is authorized to issue up to 46,500,000 shares of common stock to compensate key consultants and legal services providers to FMLY.  Since September 2004, a total of 38,984,130 shares reserved for issuance under the Plan were issued through June 30, 2006 and an additional 6,015,870 remain available for future issuances.

During the three months September 30, 2007, FMLY issued no warrants.  The warrants issued during the year ended September 30, 2006, in connection the funding of convertible debt were treated as derivative financial instrument liabilities.  See Note 8 for further discussion.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

13.           Stock Options and Warrants (continued)

All warrants outstanding at September 30, 2007 are currently exercisable.  A summary of outstanding stock warrants at September 30, 2007 and June 30, 2007, follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
1,500,000	January 2008	1.5	$3.00
750,000	January 2008	1.5	65% of market
5,000,000	January 2008	1.5	$0.50
3,571,428	January 2008	1.5	$0.13
23,333,334	November 2009	3.4	$0.12
1,000,000,000	June 2011	5.0	$0.0005
1,000,000,000	June 2011	5.0	$0.001

2,034,154,762

14.           Non-Cash Investing and Financing Activities

During the three months ended September 30, 2007 and 2006, no FMLY shares were issued.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

15.           FMLY Stock Repurchases

Date	Shares	Market Price		Cost	Commissions	Total
8/3/2006	650,000		$0.01	$7,800	$400	$8,200
8/4/2006	325,000		$0.01	3,120	163	3,283
8/15/2006	274,833		$0.01	2,556	135	2,691
8/16/2006	495,000		$0.01	4,851	247	5,098
8/17/2006	100,000		$0.01	1,200	25	1,225
8/17/2006	890,000		$0.01	10,502	528	11,030
8/18/2006	960,000		$0.01	11,232	557	11,789
8/21/2006	100,000		$0.01	1,200	-	1,200
8/21/2006	250,000		$0.01	3,000	-	3,000
8/21/2006	250,000		$0.01	3,000	8	3,008
8/21/2006	100,000		$0.01	1,360	-	1,360
8/23/2006	50,000		$0.01	575	7	582
8/23/2006	100,000		$0.01	1,250	58	1,308
8/30/2006	50,000		$0.01	575	27	602
8/31/2006	50,000		$0.01	450	33	483
9/5/2006	200,000		$0.01	1,800	97	1,897
9/7/2006	200,000		$0.01	1,600	88	1,688
9/14/2006	20,000		$0.01	190	27	217
9/14/2006	100,000		$0.01	950	32	982
9/18/2006	200,000		$0.01	1,600	73	1,673
9/18/2006	20,000		$0.01	160	25	185
9/19/2006	50,000		$0.01	400	27	427
9/26/2006	250,000		$0.01	2,125	72	2,197
9/27/2006	100,000		$0.01	900	34	934
9/27/2006	140,000		$0.01	1,316	8	1,324
9/27/2006	10,000		$0.01	90	-	90
9/28/2006	250,000		$0.01	2,350	7	2,357
9/29/2006	250,000		$0.01	2,350	8	2,358
10/5/2006	200,000		$0.01	1,600	106	1,706
6/29/2007	28,971,000		$.0005	14,383	376	14,759
9/30/2007	94,411,000.0005			49,630	840	50,470
Total Shares Purchased	130,016,833	$		$134,115	$4,008	$138,123
Less: Shares return to
to available	104,536,833			121,365	3,622	124,987
Total Net Shares Purchased	25,480,000			$12,750	$386	$13,136
Average Stock Price Per Share			$0.0026

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

16.           Subsequent Events:

On November 16, 2007, FMLY paid down its Notes Payable under Film Participation Agreements (see Note 7), whereby FMLY paid to Tau Entertainment (Elisa Salanis) $1,000,000 owed for its investment in King of California.

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.   Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement.  On June 5, 2007, we issued a $1,000,000 convertible note, in receiving net proceeds of  $746,737.50.  On September 5, 2007, we issued $300,000 in convertible notes in receiving net proceeds of $300,000.00.

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

On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY paid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500,  and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin...

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD,, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable
FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

RESULTS OF OPERATIONS

Three Months ended September 30, 2007 versus Three Months ended September 30, 2006

The Company’s operating revenue for the three months ended September 30, 2007 was $309,167 as compared to $25,000 for the three months ended September 30, 2006, for an increase of $284,167 (1,136.7%) The increase was mainly attributed to increase in film revenues, i.e., mainly from producer fee of films that went into production during the quarter and profit participation to date has been received on the major films that were released which was for “Righteous Kill” and revenues attributable to distribution fees from the film “White Air”. Prior years revenue was a result of producers fees from the following films; 1) Wickerman, 2) The Contract, 3) 88 Minutes and 4) The Tenant.. The 2006 revenue is attributable to distribution fees from the film “White Air”.

Costs relating to the operating revenues were $147,643 for the three months ending September 30, 2007 as compared to $451,586 for the three months ending September 30, 2006, a decrease of $303,943 (67.3%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 5 for detail).

Distribution costs for the three months ended September 30, 2007 were $1,833, as compared to $2,500 for the three months ended September 30, 2006, for a decrease of $667 (26.7%).

The Company's gross (loss)/margin for the three month period ending September 30, 2007 was $159,691 as compared to ($429,086) for the three month period ending, September 30, 2006, a margin increase of $588,777 (137.2%).   The increase in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for three months ended September 30, 2007 was $345,163 as compared to $298,642 for three months ended September 30, 2006, for an increase of $46,621 (15.6%). This increase was attributable to increase in 1) contract staff of $51,709 (179.8%), 2) rent of $10,829 ( 53.1%), 3) operating expenses  of $3,779 (26.7%), 4) telephone of $13,400 (80.5%), 5) professional fees of $31,824 (73.9%),  6) creative development of $3,727, and depreciation of $5,191 (86.4%) following offset by 1) decrease in Salaries of $33,825 (71.5%), 2) decrease in payroll related expenses of $9,882 (14.8%), 3) staff parking of $3,232 (63.3%), 4) travel and entertainment of $1,714 (100.0%), 5) officer overhead of $15,466 (49.5%), 6) Automobile expense of $9,203 (59.8%), and  7)miscellaneous items of $540 (23.4%).

Other income was $38,456 for the year ended September 30, 2007 as compared to other expense ($134,930) for the three months ended September 30, 2005 for an increase in income of $173,386 (128.5%).  The increase was primarily the result of 1) in increase in income from the change in value of the derivative financial instruments of $77,636 (145.7%), 2) a decrease in interest expense of $95,429 (50.4%).

The Company reported a net loss of $147,016 for the three months ended September 30, 2007 as compared to a net loss of $862,558 for the same period ended September 30, 2006, a decrease in the loss of $715,542 (83.0%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended September 30, 2007 amounted to $729,572 which mainly consists of the net loss of $147,016 plus the following: 1) $130,939 derivative valuation adjustment, 2) $165,000 increase in accounts receivable, 3) increase of $610,713 in film costs, and 4) increase in other assets of $53,323, offset by 1) depreciation expense of $11,196, 2) amortization of film costs of $147,643, 3) accretion of convertible debt discount of $59,947, and 4) increase in accounts payable and accrued expenses of $158,633.

Net cash  used in investing activities for the three months ended September 30, 2007 amounted to $17,736 which was attributed to the release of restricted cash of $485 offset by the purchase of office equipment of $18,221.

Net cash generated by financing activities amounted to $402,675.  This consisted of the following: 1) proceeds from notes payable of $200,000 and 2) proceeds from convertible notes of $300,000 offset by 4)  paying down a convertible note by $20,000, 2) common stock purchased by FMLY of $50,470 and 3) payments on notes payable of 26,855).

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

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of convertible notes payable at September 30, 2007 were as follows:
Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2008	$1,907,401

Total	$1,907,401

     Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30 , 2007 and June 30, 2007  consisted of the following:

	September 30, 2007	June 30, 2007

Accounts payable	$318,230	$186,781
Accrued film costs	-	-
Accrued interest payable	79,164	51,981

	$397,394	$238,762

Future annual minimum lease payments under operating leases are summarized as follows:

Period Ending
June 30,

2008	$63,010
2009	-

Total	$63,010

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits	$48,500
Rent	7,040
Parking	1,000
Equipment rental	5,200
Telephone and communications	2,560
Directors, officers and corporate insurance	5,650
Accounting and auditing	7,000

Total	$76,950

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the twelve months subsequent to June 30, 2007, is approximately $115,000 (including the above fixed cost estimate of $76,950) per month for a twelve month total of $1,380,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.  On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY paid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500,  and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin...
On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD,, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets along with financing from outside will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Item 3.   Controls and Procedures

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

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

        See accompanying notes.

        Family Room Entertainment Corporation

        Notes to Consolidated Financial Statements

        September 30, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla                                          Director, Chief Executive Officer,                                                                    November 19, 2007
     George Furla                                           President and Chief Accounting Officer

/s/ Randall Emmett                                     Director, Chief Operating Officer                                                                     November 19, 2007
     Randall Emmett                                      Assistant Secretary

/s/ Stanley Tepper                                     Acting Executive VP Finance & Accounting
     Stanley Tepper                                      Chief Financial Officer                                                                                       November 19, 2007

        See accompanying notes.