Form 10QSB
period 2008-02-15
FAMILY ROOM ENTERTAINMENT CORP
filed 2008-02-15
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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
Class of Common Stock January 31, 2008
------------------------ 1,894,763,161
$.01 par value Shares

         Transitional Small Business Disclosure Format     Yes     No  X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Family Room Entertainment Corporation

Index

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets at December 31, 2007
(unaudited) and June 30, 2007

Unaudited Consolidated Condensed Statements of
Operations for the three and six months ended
December 31, 2007 and 2006

Unaudited Consolidated Condensed Statement of
Stockholders’ Deficit for the six months ended
December 31, 2007

Unaudited Consolidated Condensed Statements of Cash
Flows for the six months ended December 31, 2007
and 2006

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters of a Vote to Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and six months ended
December 31, 2007

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and six months ended
December 31, 2007

C   O   N   T   E   N   T   S

Unaudited Consolidated Condensed Balance Sheets	5
Unaudited Consolidated Condensed Statements of Operations	6
Unaudited Consolidated Statements of Shareholders’ Deficit	7 - 8
Unaudited Consolidated Statements of Cash Flows	9
Notes to Unaudited Consolidated Financial Statements	10 - 36

Family Room Entertainment Corporation
Unaudited Consolidated Condensed Balance Sheets
As of December 31, 2007, and June 30, 2007

	December 31, 2007	June 30, 2007
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$243,237	$630,513
Restricted cash	38,018	38,260
Accounts receivable	40,000	-
Film costs, net	5,347,015	6,605,205
Property and equipment, net	57,035	58,168
Prepaid expenses and other current assets	80,883	63,025
Deposits	18,270	18,270

Total Assets	$5,824,458	$7,413,441

Liabilities and Stockholders’ Deficit
Liabilities
Notes payable under film participation agreements	$6,993,446	$7,957,412
Convertible notes payable, net of discount	932,192	508,419
Accounts payable and accrued liabilities	473,103	238,762
Warrant and derivative liability	799,532	1,369,318
Total Liabilities	9,198,273	10,073,911

Equity and Shareholders’ Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.01 par value; 2,000,000,000 shares authorized;
1,894,763,161 and 1,999,299,994 shares issued and outstanding, respectively	18,947,630	19,992,999
Additional paid-in capital	1,629,920	709,538
Treasury stock, 25,480,000 and 35,605,833 shares at cost, respectively	(13,136)	(87,653)
Accumulated deficit	(23,938,229)	(23,275,354)
Total Equity and Shareholders’ Deficit	(3,373,815)	(2,660,470)

Total Liabilities and Shareholders’ Deficit	$5,824,458	$7,413,441

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Condensed Statements of Operations
For the Three and Six Months Ended December 31, 2007 and 2006

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross Margin
Revenues	$1,775,000	$7,596	$2,084,167	$32,596
Amortization of film costs	(2,056,285)	(320,651)	(2,203,928)	(772,237)
Distribution costs	(217,500)	(1,960)	(219,333)	(4,460)

Gross Margin	(498,785)	(315,015)	(339,094)	(744,101)

Selling, general and administrative expenses	(294,037)	(457,539)	(639,200)	(756,084)

Income/(Loss) from Operations	(792,822)	(772,554)	(978,294)	(1,500,185)

Other Income and Expenses
Interest income	1,032	1,681	2,564	2,892
Change in derivatives	463,569	155,605	594,508	208,908
Interest expense	(187,638)	(110,718)	(281,653)	(300,162)
Total Other Income and Expenses	276,963	46,568	315,419	(88,362)

Net Income/(Loss)	$(515,859)	$(725,986)	$(662,875)	$(1,588,547)

Net earnings/(loss) per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares, basic and diluted	1,894,763,161	209,235,666	1,932,828,206	204,529,885

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Shareholders’ Deficit
For the Six Months December 31, 2007 and 2006 and the Year Ended June 30, 2007

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

(continued)

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Shareholders’ Deficit (Continued)
For the Six Months December 31, 2007 and 2006 and the Year Ended June 30, 2007

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	199,824,105	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(87,653)	-	(87,653)

Common stock issued for convertible interest	155,881,694	1,558,817	(1,399,714)	-	-	159,103

Common stock issued for note principal	1,555,594,195	15,555,941	(14,880,676)	-	-	675,265

Common stock issued for services	88,000,000	880,000	(704,100)	-	-	175,900

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(3,241,279)	(3,241,279)

Balance at June 30, 2007	1,999,299,994	19,992,999	709,538	(87,653)	(23,275,354)	(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(104,536,833)	(1,045,369)	920,382	124,987	-	-

Net loss	-	-	-	-	(662,875)	(662,875)

Balance at December 31, 2007	1,894,763,161	$18,947,630	$1,629,920	$(13,136)	$(23,938,229)	$(3,373,815)

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2007 and 2006

	2007	2006
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(662,875)	$(1,588,547)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	23,016	12,843
Amortization of film costs	2,203,928	772,237
Common stock issued for accrued interest	-	19,312
Common stock issued for services and compensation	-	132,500
Change in value of warrant and derivative liabilities	(594,508)	(208,875)
Amortization of debt discount	188,495	258,167
Amortization of loan costs	-	(47,940)
Other	-	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable - new	(200,000)	(550,000)
(Increase) decrease in accounts receivable - Borderland	160,000	-
(Increase) decrease in film costs	(945,737)	(1,926,917)
(Increase) decrease in other assets	(17,858)	14,698
Increase (decrease) in accounts payable and accrued liabilities	260,504	(9,804)
Increase (decrease) in deferred revenue	-	1,500,000
Net cash generated by/(used in) operating activities	414,965	(1,622,326)

Cash flows from investing activities:
Release of restricted cash for film costs	242	50,809
Purchase of property and equipment	(21,884)	(12,563)
Net cash generated by/(used in) investing activities	(21,642)	38,246

Cash flows from financing activities:
Proceeds from advance under participation agreement	200,000	1,300,000
Payments of advance under participation agreement	(1,163,965)	-
Purchase of common stock	(50,470)	(72,894)
Payments on notes payable	-	(150,000)
Proceeds from convertible notes payable	300,000	-
Payments on convertible interest	(26,164)	-
Payment on convertible notes payable	(40,000)	-
Net cash generated by/(used in) financing activities	(780,599)	1,077,106

Decrease in cash and cash equivalents	(387,276)	(506,974)

Cash and cash equivalents at beginning of year	630,513	678,695

Cash and cash equivalents at end of period	$243,237	$171,721

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$35,339	$22,000
Taxes	$-	$-

During the six months ended December 31, 2007, the Company did not enter into any non-cash transactions.

During the six months ended December 31, 2006, the Company entered into the following non-cash transactions:
•	Issued 6,818,181 shares of its common stock for $29,312 of convertible note principal and interest
•	Issued 25,000,000 shares of its common stock in exchange for services valued at $132,500

See accompanying notes.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of December 31, 2007, its total liabilities exceeded its total assets by $3,373,815.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the six months ended December 31, 2007 and 2006, FMLY incurred exploitation costs of $ 4,133 and $57,817 respectively.

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
December 31, 2007

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

During the six-month period ending December 31, 2007 and 2006, the Company recorded a gain of $594,508 and $208,908, respectively, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of December 31, 2007 and June 30, 2007, the estimated fair value of the Company’s derivative liability was $476,363 and $445,159 respectively, as well as a warrant liability of $323,196 and $924,186.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at December 31, 2007, FMLY used the closing price of $0.0002, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the six-month period ended December 31, 2007, market value of the Company’s common stock remained the same at $0.0005 and there was a decrease in the market value of the Company’s common stock to $0.0002 from $0.0005.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the three and six months ended December 31, 2007 and 2006, FMLY’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMLY to concentrations of credit risk.  FMLY maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the $100,000 federal depository insurance limit; however, FMLY has experienced no losses on deposits.  At December 31, 2007, and June 30, 2007, the Company had balances in excess of the limit totaling $91,626 and $397,290, respectively.

Accounts receivable arise primarily from transactions with customers in California.  FMLY performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  The accounts receivable at December 31, 2007, of $40,000 arose from one customer.  There were no accounts receivable at June 30, 2007.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

3.           Restricted Cash

As discussed in Note 7, during six months ended December 31, 2007 and year ended June 30, 2007, FMLY received loans from investors that were limited to investment in specific film projects.  Restricted cash represents the portion of those funds not used in those projects at December 31, 2007, and June 30, 2007, amount to $38,018 and $38,260, respectively, which contain $243 and $850, respectively, for film projects and the remaining $37,775 and $37,410 respectively, represents collateral for FMLY’s credit facility for corporate credit cards.

4.           Accounts Receivable

Accounts receivable at December 31, 2007 and June 30, 2007, consisted of the following:

	December 31, 2007	June 30, 2007

Accrued receivables – producer fees	$-	$-
Accrued distribution, royalties and other	40,000	-

Total	$40,000	$-

At December 31, 2007, and June 30, 2007, one customer accounted for $40,000 and $0, respectively, of accounts receivable.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

5.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at December 31, 2007 and 2006, and related activity during the six months ended December 31, 2007 and 2006, and for the year ended June 30, 2007 are shown below.  Substantially all film projects of the Company are intended for theatrical presentation.

Activity during the six months ended December 31, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during six months ending December 31, 2007	11,916	400,701	533,121	945,738

Transfers of film costs between categories for the six months ended December 31, 2007	4,870,586	(4,822,697)	(47,889)	-

Total film costs incurred and paid by FMLY during six months ended December 31, 2007	4,882,502	(4,421,996)	485,232	945,738

Net film cost balance before the six months ended December 31, 2007 amortization & write offs	4,932,502	1,962,254	656,187	7,550,943

Less film cost amortization & write offs during the six months ended December 31, 2007	(138,547)	(1,835,624)	(229,757)	(2,203,.928)

Net film cost balance at December 31, 2007	$4,793,955	$126,630	$426,430	$5,347,015

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the three months ended December 31, 2006:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during six months ended December 31, 2006	1,300	1,359,200	566,418	1,926,918

Transfers of film costs between categories in six months ended December 31, 2006	-	-	-	-

Total film costs incurred and paid by FMLY during six months ended December 31, 2006	1,300	1,359,200	566,418	1,926,918

Net film cost balance before December 31, 2006 amortization & write offs	51,300	6,810,325	866,741	7,728,366

Less film cost amortization & write offs during the six months ended December 31, 2006	(1,300)	(609,504)	(161,434)	(772,238)

Net film cost balance at December 31, 2006	$50,000	$6,200,821	$705,307	$6,956,128

-  -

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the year ended June 30, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during year ending June 30, 2007	2,313	1,952,464	1,412,315	3,367,092

Transfers of film costs between categories for the year ended June 30, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during year ended	2,313	2,486,188	878,591	3,367,092

Net film cost balance before the year ended June 30, 2007 amortization & write offs	52,313	7,937,313	1,178,914	9,168,540

Less film cost amortization & write offs during the year ended June 30, 2007	(2,313)	(1,553,063)	(1,007,959)	(2,563,335)

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

-  -

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for six months and three months ended December 31, 2007 and December 31, 2006:

	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Released Projects - Amortization
After Sex	$222	$195	$297	$780
Good Advice	68	184	425	328
Held for Ransom	178	90	253	135
Speedway Junkie	4	2	4	3
The Tenant	-	-	-	-
Borderland	126,631		126,631
Projects in Development, In Production or Pre-Production
Righteous Kill	262,170	-	262,170	-
Higher Form of Learning	91,555	-	91,555	-
King of California	1,521,013	-	1,521,013	-
The Code	52,704	-	52,704	-
Borderland	-		-
16 Blocks	-	-		626
Wickerman	-	250,050	-	251,243
The Contract	-	-	-	371
88 Minutes	-	-	-	412
White Air	-	8,740	10,936	343,268
Room Service	-	-	-	59,737
Micronauts		10,000		16,966
Saturday Night Special	-	-	-	-
FMLY/EFF Participation Payments	-	-	136,200	-
Total of other individuals projects with costs less than $40,000	1,740	51,390	1,740	98,368

Total all projects	$2,056,285	$320,651	$2,203,928	$772,237

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the six months and three months December 31, 2007 and December 31, 2006:

	Three Months Ended		Six Months Ended
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Producer Fees / Film Revenue
Wickerman	$-	$-	$-	$-
The Contract	-	-	-	-
King of California	1,300,000	-	1,300,000	-
Righteous Kill	-	-	275,000	-
Higher Learning	150,000	-	150,000	-
The Code	100,000	-	100,000	-
88 Minutes	-	-	-	-

Total Producer Fees / Film Revenue	1,550,000	-	1,825,000	-

Royalties and Other Revenue
Royalties	-	7,596	9,167	7,596
Distribution revenue	225,000	-	250,000	25,000
Film production service fees and consulting	-	-	-	-
Total Royalties and Other Revenue	225,000	7,596	259,167	32,596

Total Revenue	$1,775,000	$7,596	$2,084,167	$32,596

Following is the percentage make-up of net film costs at December 31 and June 30, 2007

	December	December	June	June
	31, 2007	31, 2006	30, 2007	30, 2006

Borderland	92%	70%	74%	86%
Wickerman	-%	-%	-%	4%
King of California	-%	19%	23%	-%
Day of the Dead	-%	1%	1%	-%
Conan the Barbarian	6%	10%	-%	-%
Total of other individual projects less than 5%	2%	-%	2%	10%

Total	100%	100%	100%	100%

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

6.           Property and Equipment

Property and equipment at December 31, 2007 and June 30, 2007, consisted of the following:

		December 31,	June 30,
	Life	2007	2007

Office furniture and equipment	7 years	$52,758	$52,758
Computer equipment	5 years	90,812	86,873
Software	3 years	87,641	87,641
Leasehold Improvements	1 Year	19,845	1,900

Total		251,056	229,172

Less accumulated depreciation and amortization		(194,021)	(171,004)

		$57,035	$58,168

During the six months ended December 31, 2007 and 2006, depreciation and amortization expense was $23,017 and $12,843, respectively.

7.           Notes Payable under Film Participation Agreements

To finance funding of film projects, FMLY has obtained advances from outside investors that want to participate in specific projects.  During the six months ended December  31, 2007 and year ended June 30, 2007 and 2006 , the Company received an aggregate of $200,000 and $2,050,000 and $3,227,692, respectively, from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

On June 27, 2005, FMLY received $500,000, plus another $72,500 during the year ended June 2006 from Scorched Earth Entertainment to invest in the “Borderland” film project.  The investor is to receive: (a) a 7% one-time finance fee; and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

During the six months ended December 31, 2007 and the  year ended June 30, 2007 and 2006  FMLY received $0, $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0, $0 and $800,000 respectively from EFF Partners LLC; $0,  $0 and $72,500 respectively from Scorched Earth Entertainment; $0, $0 and $2,355,192 respectively from Freedom Films; $0, $750,000 and $0 from Gary Granstaff; and $200,000, $0 and $0 from Dr. Raja H. Ataya.  As of June 30, 2006, FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.  During the six months ending December 31, 2007 major material payments of $1,085,000 were paid to Tau Entertainment (Elisa Salinas) for King of California.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

7.           Notes Payable under Film Participation Agreements (continued)

As of December 31, 2007 and June 30, 2007, the balances outstanding of notes and loans payable are   $6,993,446 and $7,957,412 respectively under film participation agreements.  The detail balances outstanding at December 31, 2007 are as follows:

	Investor Loans
	Tau	Scorched			Gary	Dr. Raja H.
	Entertainment	Earth	Freedom	EFF	Granstaff	Ataya
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Participation	Participation	Totals

The Tenant	$-	$-	$-	$68,486	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	-	4,727,411
White Air	-	-	-	336,514	-	-	336,514
Wickerman	250,000	-	-	-	-	-	250,000
King of California	215,000	-	-	-	-	-	215,000
Room Service	130,000	-	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	-	300,000
Rin Tin Tin	-	-	-	85,000	-	-	85,000
Participation Fee	-	-	-	-	685,606	195,429	881,035
	$2,394,719	$572,500	$2,355,192	$790,000	$685,606	$195,429	$6,993,446

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

In addition, Tau Entertainment (Elisa Salinas) invested funds into three additional projects:  (1) Wickerman, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture; (2) Room Service whereby they invested $130,000 in the development of the Picture for which they will be repaid if and when the picture is fully financed (by a third party) and produced, if ever; and (3) King of California whereby they invested $1,300,000 in the production of the picture for which Tau Entertainment will be repaid after delivery and from distribution.  In November 2007, FMLY paid to Tau Entertainment (Elisa Salinas) $1,000,000 for King of California, and in December 2007, FMLY paid to Tau Entertainment (Elisa Salinas) $85,000 for King of California.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual, and Dr. Raja H. Ataya MD, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, “Righteous Kill.”  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya MD Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues (primarily producer fees) in perpetuity.  For the sum of US$200,000, Ataya would receive 1% of the film net revenues received by EFFI and EFFPC on a going-forward basis.  Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects.  Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Mr. Granstaff and Dr. Ataya’s amount as Loan Participant Payable.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

8.           Convertible Notes Payable

During the years ended June 30, 2005, 2006, 2007 and the six month period ending December 2007, the Company issued notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

Date of Note	Amount of Notes	Conversion Price (1)	Term of Note
November 9, 2004	$2,000,000	$0.15 or 80%	2 years
May 24, 2006	$400,000	80%	1 year
June 5, 2007	$1,000,000	$0.0005 (2)	2 years
September 5, 2007	$300,000	80%	1 year

Date of Warrants Issued	Number of Warrants	Exercise Price	Term of Warrants
November 9, 2004	6,666,667	$0.12	5 years
November 9, 2004	16,666,667	$0.15	5 years
June 5, 2007	1,000,000,000	$0.0005	5 years
June 5, 2007	1,000,000,000	$0.001	5 years

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price

Notes payable	December 31,	June 30,
Convertible debt	2007	2007

Notes payable Convertible debt	$1,887,401	$1,627,401

Less unamortized debt issue costs	955,209	1,118,982

Notes payable Convertible debt	$932,192	$508,419

The notes contain provisions on interest accrual at the “prime rate” published in The Wall Street Journal from time to time, plus three percent (3%).  The Interest Rate shall not be less than ten percent (10%).  Interest is calculated on a 360-day year.  Interest on the Principal Amount shall be payable monthly, commencing 120 days from the closing and on the first day of each consecutive calendar month thereafter (each, a “Repayment Date”) and on the Maturity Date.

Following the occurrence and during the continuance of an Event of Default (as discussed in the Note), the annual interest rate on the Note shall automatically be increased by two percent (2%) per month until such Event of Default is cured.

The Notes also provide for liquidated damages on the occurrence of several events.  As of December 31, 2007, and June 30, 2007, the Company has incurred no liquidating damages.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the six months ended December 2007 and 2006, the Company accreted $188,495 and $263,002, respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants	Number of	Initial Value at	Volatility
Issued	Warrants	Issuance	Factor

November 4, 2004	6,666,667	$104,984	39%
November 4, 2004	16,666,667	$262,460	39%
June 5, 2007	1,000,000,000	$565,376	164%
June 5, 2007	1,000,000,000	$551,018	163%

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

8.           Convertible Notes Payable (continued)

Warrants Issued (continued)

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with the closing price of the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at December 31, 2007 and June 30, 2007, the Company used the closing price of $0.0002 and $0.0005, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 150% and 164%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at December 31, 2007, had decreased to a fair value of $323,196, due in part to a decrease in the market value in the stock price to $.0002, which resulted in an “other income” item of $600,990 on the Company’s books.  The warrant derivative liability at June 30, 2007, had increased to a fair value of $924,186, due to the issuance of two new warrants in June 2007, which resulted in an “other expense” item of $899,657 on the Company’s books.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

8.	Convertible Notes Payable (continued)

Debt Features (continued)

	Amounts	Value	Initial
Date of Note	of Notes	at Issuance	Carrying Value
November 9, 2004	$2,000,000	$674,158	$1,032,899
May 26, 2006	$400,000	$135,770	$264,250
June 5, 2007	$1,000,000	$1,000,000	$1,000,000
September 5, 2007	$300,000	$300,000	$275,278

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  For the six months ended December 31, 2007, due in part to a decrease in the volatility of the stock price, the Company recorded an “other expense” on the consolidated statements of operations for the change in fair value of the debt features of approximately $6,482.  At December 31, 2007, the estimated fair value of the debt features was approximately $476,363.  For the year ended June 30, 2007, due in part to an decrease in the market value from the prior year of the Company’s common stock to $0.0005, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $485,068.  At June 30, 2007, the estimated fair value of the debt features was approximately $445,159.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

8.           Convertible Notes Payable (continued)

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

For the six months ended December 31, 2007, the Company recorded other expense of $6,482 and for the six months ended December 31, 2006, the Company recorded other income of $184,601 related to the change in value of the debt features and decrease in value of the warrants, respectively.

For the six months ended December 31, 2007 and 2006, the Company recorded $188,945 and $263,002 of interest expense/ (income) related to the accretion of debt related to the convertible financing.

9.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31 and June 30, 2007, consisted of the following:

	December 31, 2007	June 30, 2007

Accounts payable	$365,594	$186,781
Accrued film costs	-	-
Accrued interest payable	107,509	51,981

	$473,103	$238,762

10.           Claims and Contingencies

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc., which sought $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture.  The complaint also contained allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company.  On September 15, 2006, Nu Image, Inc., settled, and FMLY was released from liability.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

11.           Major Customers and Concentrations

FMLY’s revenues were derived from a limited number of customers in the motion picture industry during the six months ended December 31, 2007 and 2006.  Following is an analysis of major customers for the six months ended December 31, 2007 and 2006:

	2007	2006
Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	98%	98%

Percentage of total revenue derived from second largest customer	1%	1%

12.           Related Party Transactions

On a majority of the projects FMLY undertakes, FMLY’s chief executive officer and chief operating officer have contractual arrangements with FMLY that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMLY in providing the underlying services.  During the six months ended December 31, 2007 and 2006, these executive officers received compensation $99,056 and $240,000, respectively, under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  In addition, during the six months ended December 31, 2007, Randall Emmett via his Randall Emmett Films Inc-1 received approximately $75,000 for other projects and costs, which will be offset by his second producer receipts.

During the three months ended, December 31, 2007 and 2006, FMLY received payments under certain agreements, in relation to the producer fees, for certain of FMLY’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended December 31, 2007 and 2006, George Furla received $49,760, and Randall Emmett via his Randall Emmett Films Inc -1 received $5,190.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $ 25,000 for other projects and costs, which will be offset by his second producer receipts.

During the three months ended September 30, 2007 and 2006, FMLY received payments under certain agreements, in relation to the producer fees, for certain of FMLY’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended September 30, 2007 and 2006, George Furla received $39,485, and Randall Emmett via his Randall Emmett Films Inc -1 received $56,071.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $50,000 for other projects and costs, which will be offset by his second producer receipts.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

12.           Related Party Transactions (continued)

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

FMLY contracted Stanley Tepper, as the Acting, Executive VP Finance and Accounting/CFO through, AGSInc., business financial entertainment accounting production service consulting company.  AGSInc., received contracted consulting fees for six months ended December 31, 2007 and 2006 of $115,212           and $57,500 respectively.  For the year ended June 30, 2007 and 2006 AGSInc. received of $156,565 and $106,466 respectively.  Out of these funds Mr. Tepper received $60,000 and $10,000 for the six months ended December 31, 2007 and 2006 and $36,000 and $50,000 for the year ended June 30, 2007 and 2006, respectively, for arranged consultation of and by AGSInc.

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

13.           Stock Options and Warrants (continued)

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

Proforma information regarding net income and earnings per share is required by Statement 123, and is determined as if FMLY accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model.  However, FMLY granted no options during the six months ended December 31, 2007, or the year ended June 30, 2007, and, accordingly, no pricing assumptions or proforma financial information is presented.

FMLY uses the Black-Scholes option valuation model to estimate fair value of stock options or warrants issued.  The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because FMLY’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of FMLY’s stock option activity and related information for the years ended June 30, 2007 and 2006 and the six-month period ending December 31, 2007 follows:

	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price ($)

Outstanding at June 30, 2006	145,000	0.25
Granted	-	-
Exercised	-	-
Forfeited	(145,000)	0.25

Outstanding at June 30, 2007	-	-

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	-	-

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

13.                 Stock Options and Warrants (continued)

Family Room Entertainment Corporation 2004 Consulting and Legal Services Plan (the “Plan”).  Under the Plan, as amended, FMLY is authorized to issue up to 46,500,000 shares of common stock to compensate key consultants and legal services providers to FMLY.  Since September 2004, a total of 38,984,130 shares reserved for issuance under the Plan were issued through June 30, 2006, and an additional 6,015,870 remain available for future issuances.

During the six months December 31, 2007, FMLY issued no warrants.  The warrants issued during the year ended June 30, 2007 in connection the funding of convertible debt were treated as derivative financial instrument liabilities.  See Note 8 for further discussion.

All warrants outstanding at December 31, 2007 are currently exercisable.  A summary of outstanding stock warrants at December 31, 2007 and June 30, 2007, follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
23,333,334	November 2009	1.9	$0.12
1,000,000,000	June 2011	2.5	$0.0005
1,000,000,000	June 2011	2.5	$0.001

2,023,333,334

14.           Non-Cash Investing and Financing Activities

During the six months ended December 31, 2007 and 2006, no FMLY shares were issued.

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

Family Room Entertainment Corporation
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

16.           Subsequent Events:

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation, held at Sunset Gower Studios, 1438 North Gower Street, Building 35, Suite 555, Hollywood, CA  90028, at 9:00 a.m., local time, approved the following corporate actions:

1.	The election of persons named in the accompanying Proxy Statement to serve as directors on the Company’s board of directors (the “Board”) and until their successors are duly elected and qualified;

2.	To approve a reverse split of the Common Stock in an exchange ratio of one newly issued share for each 200 outstanding shares of Common Stock;

3.	To approve an amendment to the Certificate of Incorporation to change the Company’s common stock par value from $0.01 to a par value of $0.001; and

4.	To ratify the appointment of PMB Helin Donovan, LLP, as the Company’s independent auditors for the fiscal year ending June 30, 2008.

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

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2007

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

Share Based Payments

During the fiscal year 2007, FMLY adopted SFAS No. 123R, “Share Based Payment”, which result in FMLY having to expense the fair value of stock options and warrants issued to employees. FMLY elected to use the modified prospective method. The adoption of SFAS No. 123R did not have any direct impact on our financial statements for fiscal year 2007, because FMLY did not issue any stock options or warrants to employees in Fiscal year 2007 or 2006. Additionally, there were no unvested employee stock options or warrants outstanding as of December 31, 2007.

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

During the six months ended December 31, 2007 and the  year ended June 30, 2007 and 2006  FMLY received $0, $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0, $0 and $800,000 respectively from EFF Partners LLC; $0,  $0 and $72,500 respectively from Scorched Earth Entertainment; $0, $0 and $2,355,192 respectively from Freedom Films; $0, $750,000 and $0 from Gary Granstaff; and $200,000, $0 and $0 from Dr. Raja H. Ataya.  As of June 30, 2006 FMLY paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.  During the six months ending December 31, 2007 major material payments of $1,085,000 was paid to Tau entertainment ( Elisa Salinas) for King of California.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA.  This agreement calls for Freedom Films to get a proportional share of net profits generated by the movie.

On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor was to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY paid Tau Entertainment (Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,799,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable
FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

RESULTS OF OPERATIONS

Three Months ended December 31, 2007 versus Three Months ended December 31, 2006

The Company’s operating revenue for the three months ended December 31, 2007 was $1,775,000 as compared to $7,596 for the three months ended December 31, 2006, for a increase of $1,767,404 (23,267.6%) The increase was mainly attributed to increase in film revenues, i.e., mainly from producer fees from the following films that went into production during the quarter, 1) King of California ($1,300,000), 2) Higher Learning ($150,000) and 3) The Code ($100,000) plus $225,000 of distribution revenue.

Costs relating to the operating revenues were $2,273,785 for the three months ending December 31, 2007 as compared to $322,611 for the three months ending December 31, 2006, an increase of $1,951,174 (604.8%). This increase consists mainly of film amortization plus the write off of film costs for the respective time period of $1,735,634 (541.3%) (See Note 5 for detail) plus an increase in distribution fees and costs of $215,540 (10,996.9%).

The Company's gross margin for the three month period ending December 31, 2007 was $(498,785) as compared to $(315,015) for the three month period ending, December 31, 2006, a decrease of $183,770 (58.3%).   The decrease in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

Selling, general administrative expenses for three months ended December 31, 2007 was $294,037 as compared to $457,539 for three months ended December 31, 2006, for a decrease of $163,502 (35.7%). The decrease was attributable to decreases in: 1) salary & wages of $60,656 (66.0%), 2) payroll related expenses of $10,057 (20.0%), 3) office – rent of $6,794 (33.3%), 4) staff parking of $1,201 (30.8%), 5) operating expenses of $6,896 (35.7%), 6) airfare of $3,885 (87.5%), 7) automobile expenses of $33,057 (72.1%), 8) professional fees of $66,130 (42.7%) and creative development of $4,822 (55.6%), offset by increases in 1) building repairs of $655 (154.1%), 2) officer overhead of $7,880 (21.9%), 3)telephone expense of $16,481 (113.0%) and 4) depreciation of $4,983 (72.9%).

Other income (expense) was $276,963 for the three months ended December 31, 2007, as compared to $46,568 for the same period in the prior year, an increase in income of $230,395 (494.8%).  This increase was primarily the result of an increase in the change in value of derivatives from $155,605 for the three months ended December 31, 2006, to $463,569 for the three months ended December 31, 2007, an increase of $307,964 (197.9%), offset by interest expense of $187,638 as compared to interest expense of $110,718 for same period ending December 31, 2006, an increase of $76,920 (69.5%), and interest income of $1,032 as compared to interest income of $1,681 for same period ending December 31, 2006, a decrease of $649 (38.6%).  The favorable change in derivatives was related to the decrease in the market prices of the company’s common stock.

The Company reported a net (Loss) of $ (515,859) for the three months ended December 31, 2007 as compared to a net loss of $ (725,986) for the same period ended December 31, 2006, a decrease of $210,127 (28.9%).

Six Months ended December 31, 2007 versus  Six Months ended December 31, 2006

The Company’s operating revenue for the six months ended December 31, 2007 was $2,084,167 as compared to $32,596 for the six months ended December 31, 2006, for an increase of $2,051,571 (6,293.9%). The increase was mainly attributed to an increase in film revenues, i.e., mainly from producer fees from the following films that went into production during the quarter, 1) King of California ($1,300,000), 2) Righteous Kill ($275,000), 3) Higher Learning ($150,000) and 4) The Code ($100,000) plus $259,167 of distribution revenue and royalties.

Costs relating to the operating revenues were $2,432,261 for the six months ending December 31, 2006 as compared to $776,697 the six months ending December 31, 2006, an increase of $1,646,564 (212.0%). These costs mainly consist of film amortization and write off of film costs for the respective time period (See Note 3 for detail).

The Company's gross margin for the six month period ending December 31, 2007 was $(339,094) as compared to $(744,101) for the six month period ending, December 31, 2006, an increase of $405,007 (54.4%).  The increase in Gross Margin is directly attributable to the fluctuations in film revenues and film amortization for the respective time periods.

FMLY’s selling, general administrative expenses for six months ended December 31, 2007 was $639,200 as compared to $756,084 for six months ended December 31, 2006, for a decrease of $116,884 (15.5%).  The decrease was attributable to decreases in:  1) salaries and wages of $42,772 (25.5%), 2) payroll relate expenses of $19,939 (17.1%), 3) staff parking of $4,433 (49.2%), 4) operating expenses of $3,117 (9.3%), 5) travel & entertainment of $1,714 (100.0%), 6) air fare of $3,955 (63.7%), 7) office overhead of $7,586 (11.3%), 8) automobile expense of $42,260 (69.0%), 9) professional fees of $34,306 (17.3%) and 10) creative/development of $1,095 (13.0%), offset by increases in 1) office rent of $4,035 (9.9%), 2) building repair and maint. of $205 (23.4%), 3) telephone expense of $29,881 (958.7%) and 4) depreciation expense of $10,174 (79.2%).

Other income (expense) was $315,419 for the six months ended December 31, 2007, as compared to $(88,362) for the same period in the prior year, an increase in income of $403,781 (457.0%).  This increase was primarily the result of an increase in the change in value of derivatives from $208,908 for the six months ended December 31, 2006, to $594,508 for the six months ended December 31, 2007, an increase of $385,600 (184.6%), interest expense of $281,653 as compared to interest expense of $300,162 for same period ending December 31, 2006, a decrease of $18,509 (6.2%), and interest income of $2,564 as compared to interest income of $2,892 for same period ending December 31, 2006, a decrease of $328 (11.3%).  The favorable change in derivatives was related to the decrease in the market prices of the Company’s common stock.

The Company reported a net (Loss) of $(662,875) for the six months ended December 31, 2007 as compared to a net loss of ($1,588,547) for the same period ended December 31 , 2006, a decrease of $925,672 (58.3%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated in operating activities for the six months ended December 31, 2007 amounted to $414,965 which mainly consists of the net loss of $662,875 plus the following: 1) $594,508 derivative valuation adjustment, 2) $200,000 increase in accounts receivable, 3) increase of $945,737 in film costs, and 4) increase in other assets of $17,858, offset by 1) depreciation expense of $23,016, 2) amortization of film costs of $2,203,928, 3) accretion of convertible debt discount of $188,495, 4)decrease in accounts receivable – Borderland of $160,000 and an 5) increase in accounts payable and accrued expenses of $260,504.

Net cash used in investing activities for the six months ended December 31, 2007 amounted to $21,642 which was attributed to the release of restricted cash of $242 offset by the purchase of office equipment and leasehold improvements of $21,884.

Net cash generated by financing activities for the six months ended December 31, 2007 amounted to $780,599.  This consisted of the following: 1) proceeds from advances under participation agreements of $200,000 and 2) proceeds from convertible notes of $300,000 offset by 1) payments of advances under participation agreements of $1,163,965, 2) purchase of common stock of $50,470, 3) payments on convertible interest of $26,164 and 4) paying down a convertible note payable by $40,000.

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

The fixed and ongoing expenses of FMLY are as follows:

Future annual maturities of convertible notes payable at  December 31, 2007 were as follows:
Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2008	$1,907,401

Total	$1,907,401

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at December 31, 2008 and June 30, 2007, consisted of the following:

	December 31, 2007	June 30, 2007

Accounts payable	$365,594	$186,781
Accrued film costs	-	-
Accrued interest payable	107,509	51,981

	$473,103	$238,762

Future annual minimum lease payments under operating leases are summarized as follows:

Period Ending
June 30,

2008	$50,000
2009	-

Total	$50,000

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits	$50,500
Rent	7,560
Parking	1,000
Equipment rental	5,200
Telephone and communications	2,850
Directors, officers and corporate insurance	5,865
Accounting and auditing	8,000

Total	$80,975

Estimated Future Cash Requirements

FMLY’s estimate of net cash requirements for overhead for the twelve months subsequent to June 30, 2007, is approximately $125,000 (including the above fixed cost estimate of $80,975 per month for a twelve month total of $ 1,500,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMLY has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMLY will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.  On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMLY paid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500,  and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin. During the six months ended December 31, 2007  $300,000 was invested through financing debt for the project Conan and the Barbarian.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD,, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable

FMLY'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets along with financing from outside will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Subsequent Event:

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation Held at Sunset Gower Studios 1438 North Gower Street, Building 35, Suite 555, Hollywood, CA  90028, at 9:00 a.m., local time, approved the following corporate actions:

1.	The election of persons named in the accompanying Proxy Statement to serve as directors on the Company’s board of directors (the “Board”) and until their successors are duly elected and qualified;

2.	To approve a reverse split of the Common Stock in an exchange ratio of one newly issued share for each 200 outstanding shares of Common Stock;

3.	To approve an amendment to the Certificate of Incorporation to change the Company’s common stock par value from $0.01 to a par value of $0.001; and

4.	To ratify the appointment of PMB Helin Donovan, LLP, as the Company’s independent auditors for the fiscal year ending June 30, 2008.

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

PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings

On June 9, 2005, arising out of the production of the motion picture known as “Mercenary”, a complaint was filed against EFF Independent, Inc. and Nu Image, Inc., which sought $835,000 in contract damages for money which Nu Image, Inc. allegedly refused to pay to Steven Seagal in connection with the motion picture.  The complaint also contained allegations of fraud against EFF Independent, Inc., Nu Image, Inc. and other co-defendants unrelated to the Company.  On September 15, 2006, Nu Image, Inc., settled, and FMLY was released from liability.

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

/s/ George Furla                                          Director, Chief Executive Officer,                                                                                         February 15, 2008
      George Furla                                          President and Chief Accounting Officer

/s/ Randall Emmett                                      Director, Chief Operating Officer                                                                                         February 15, 2008
      Randall Emmett                                      Assistant Secretary

/s/ Stanley Tepper                                      Acting Executive VP Finance & Accounting                                                                     February 15, 2008
      Stanley Tepper                                      Chief Financial Officer