Form 10QSB
period 2008-03-31
FAMILY ROOM ENTERTAINMENT CORP
filed 2008-05-20
CIK 49444

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Outstanding as of
Class of Common Stock March 31, 2008
------------------------ 9,475,200
$.001 par value Shares

         Transitional Small Business Disclosure Format     Yes     No  X

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and six months ended
March 31, 2008

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
for the three and Nine months ended
March  31, 2008

C   O   N   T   E   N   T   S

Unaudited Consolidated Condensed Balance Sheets	1
Unaudited Consolidated Condensed Statements of Operations	2
Unaudited Consolidated Statements of Shareholders’ Deficit	3
Unaudited Consolidated Statements of Cash Flows	4 -5
Notes to Unaudited Consolidated Financial Statements	6 – 35

Family Room Entertainment Corporation
Unaudited Consolidated Condensed Balance Sheets
As of March 31, 2008, and June 30, 2007

	March 31, 2008	June 30, 2007
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$61,114	$668,773
Accounts receivable	46,667	-
Film costs, net	5,356,104	6,605,205
Property and equipment, net	49,600	58,168
Prepaid expenses and other current assets	45,418	63,025
Deposits	18,270	18,270

Total Assets	$5,577,173	$7,413,441

Liabilities and Stockholders' Deficit
Liabilities
Notes payable under film participation agreements	$6,493,446	$7,957,412
Convertible notes payable, net of discount	1,523,558	508,419
Accounts payable and accrued liabilities	543,066	238,762
Warrant liability	381,671	924,159
Derivative liability	536,294	445,159
Total Liabilities	9,478,035	10,073,911

Equity and Shareholders' Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.001 par value; 2,000,000,000 shares authorized;
9,347,800 and 9,818,471 shares issued, respectively, and
9,475,200 and 9,996,500 shares outstanding, respectively	9,475	19,992,999
Additional paid-in capital	20,568,075	709,538
Treasury stock, 127,400 and 178,029 shares at cost, respectively	(13,136)	(87,653)
Accumulated deficit	(24,465,276)	(23,275,354)
Total Equity and Shareholders' Deficit	(3,900,862)	(2,660,470)

Total Liabilities and Shareholders' Deficit	$5,577,173	$7,413,441

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Condensed Statements of Operations
For the Three and Nine Months Ended March 31, 2008 and 2007

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross Margin
Revenues	$125,807	$1,528,702	$2,209,974	$1,561,298
Amortization of film costs	(21,566)	(944,157)	(2,225,494)	(1,716,395)
Distribution costs	(60,443)	(993)	(279,776)	(5,453)

Gross Margin	43,798	583,552	(295,296)	(160,550)

Selling, general and administrative expenses	(296,148)	(297,476)	(935,345)	(1,053,555)

Income/(Loss) from Operations	(252,350)	286,076	(1,230,641)	(1,214,105)

Other Income and (Expenses)
Interest income	573	595	3,137	3,487
Change in value of warrant liability	(58,475)	222	542,515	24,529
Change in value of derivative liability	(18,727)	370,881	(25,209)	555,482
Interest expense	(198,071)	(308,594)	(479,724)	(608,756)
Total Other Income and (Expenses)	(274,700)	63,104	40,719	(25,258)

Net Income/(Loss)	$(527,050)	$349,180	$(1,189,922)	$(1,239,363)

Net earnings/(loss) per common share, basic	$(0.06)	$0.28	$(0.12)	$(0.92)
Net earnings/(loss) per common share, diluted	$(0.06)	$0.03	$(0.12)	$(0.92)

Weighted average number of shares, basic	9,475,200	1,230,861	9,601,317	1,346,205
Weighted average number of shares, diluted	9,475,200	10,000,000	9,601,317	1,346,205

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Shareholders’ Deficit
For the Nine Months March 31, 2008 and 2007 and the Year Ended June 30, 2007

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	999,121	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(72,894)	-	(72,894)

Common stock issued for convertible interest	271,348	542,696	(418,097)	-	-	124,599

Common stock issued for note principal	606,848	1,213,696	(1,005,456)	-	-	208,240

Common stock issued for services	275,500	551,000	(391,419)	-	-	159,581

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(1,239,363)	(1,239,363)

Balance at March 31, 2007	2,152,817	$4,305,633	$15,879,056	$(72,894)	$(21,273,438)	$(1,161,643)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	999,121	$1,998,241	$17,694,028	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(87,653)	-	(87,653)

Common stock issued for convertible interest	779,408	1,558,817	(1,399,714)	-	-	159,103

Common stock issued for note principal	7,777,971	15,555,941	(14,880,676)	-	-	675,265

Common stock issued for services	440,000	880,000	(704,100)	-	-	175,900

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(3,241,279)	(3,241,279)

Balance at June 30, 2007	9,996,500	19,992,999	709,538	(87,653)	(23,275,354)	(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(522,684)	(1,045,369)	920,382	124,987	-	-

Effect of reverse split (rounding)	1,384	-	-	-	-	-

Effect of adjustment of par value	-	(18,938,155)	18,938,155	-	-	-

Net loss	-	-	-	-	(1,189,922)	(1,189,922)

Balance at March 31, 2008	9,475,200	$9,475	$20,568,075	$(13,136)	$(24,465,276)	$(3,900,862)

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$(1,189,922)	$(1,239,363)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	34,638	20,701
Amortization of film costs	2,225,494	1,716,384
Common stock issued for accrued interest	-	124,599
Common stock issued for services and compensation	-	159,581
Change in value of warrant and derivative liabilities	(517,306)	(580,011)
Amortization of debt discount	321,065	511,462
Amortization of loan costs	-	(47,940)
Other	28	4,361
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable - new	(206,667)	(1,500,000)
(Increase) decrease in accounts receivable - DOD	-	350,000
(Increase) decrease in accounts receivable - Rambo IV	-	950,000
(Increase) decrease in accounts receivable - Borderland	160,000	-
(Increase) decrease in film costs	(976,393)	(2,503,508)
(Increase) decrease in other assets	17,607	24,295
Increase (decrease) in accounts payable and accrued liabilities	330,468	288,019
Net cash generated by/(used in) operating activities	199,012	(1,721,420)

Cash flows from investing activities:
Purchase of property and equipment	(26,071)	(19,885)
Net cash generated by/(used in) investing activities	(26,071)	(19,885)

Cash flows from financing activities:
Proceeds from advance under participation agreement	200,000	1,300,000
Payments of advance under participation agreement	(1,163,966)	-
Purchase of common stock	(50,470)	(72,894)
Payments on notes payable	-	-
Proceeds from convertible notes payable	300,000	-
Payments on convertible interest	(26,164)	-
Payment on convertible notes payable	(40,000)	(185,000)
Net cash generated by/(used in) financing activities	(780,600)	1,042,106

Decrease in cash and cash equivalents	(607,659)	(699,199)

Cash and cash equivalents at beginning of year	668,773	767,572

Cash and cash equivalents at end of period	$61,114	$68,373

(continued)

See accompanying notes.

Family Room Entertainment Corporation
Unaudited Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended March 31, 2008 and 2007

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$14,487	$38,499
Taxes	$-	$-

During the nine months ended March 31, 2008, the Company entered into the following non-cash transactions:
·	Transferred $500,000 of notes payable under participation agreements to convertible debt.

During the nine months ended March 31, 2007, the Company entered into the following non-cash transactions:
·	Issued 878,196 shares of common stock for the payment of principal and interest on convertible notes, valued at $332,839
·	Issued 275,500 shares of common stock for the payment of consulting services and compensation, valued at $159,581

See accompanying notes.

Family Room Entertainment Corporation
Notes to Financial Statements
                                                            March 31, 2008

1.           General

Family Room Entertainment Corp. (“FMYR” or the “Company”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services.  FMYR develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000).  EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the worldwide distribution and/or exploitation of FMYR’s wholly owned and or controlled entertainment properties; and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2008, its total liabilities exceeded its total assets by $3,900,862.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated condensed financial statements include the accounts of FMYR and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2”), FMYR presents an unclassified consolidated balance sheet because FMYR has an operating cycle of approximately three years.

-6  -

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

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

Revenue Recognition

Revenue from the distribution of motion pictures is recognized as earned under the criteria established by SOP 00-2.  FMYR’s revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual motion pictures.  In accordance with SOP 00-2, FMYR considers revenue earned when all of the following have occurred:

•	FMYR has a valid sale or licensing agreement in place.
•	The motion picture is complete and in accordance with the agreement with the customer.
•	The motion picture has been delivered or is deliverable.
•	The license period has begun.
•	The revenue is fixed or determinable and collection is reasonably assured.

The Company recognizes revenue from various sources under the criteria established by SOP 00-2 as follows.

1.
Producers Fees – Producer fees are recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties – Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Producer Development, Production Service Fees and Film Distribution Fees – As these services are provided, these fees are invoiced by FMYR to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

-7  -

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

2.           Summary of Significant Accounting Policies (continued)

Film Costs

Film costs include costs to 1) acquire rights or films, 2) project development (the process whereby underlying material, such as a book, manuscript or screenplay, are made ready for production into a motion picture by creating a finished screenplay which takes in to account the desires of the creative elements as well as the constraints of the budget and production schedule), 3) project packaging (the process whereby creative elements, such as directors and actors, are attracted to and agreements are made for them to perform their services in connection with the picture), and/or 4) produce feature motion pictures. Production costs mainly consist of acquisition costs, salaries, equipment and overhead.  Production costs in excess of the amounts reimbursable by the actual production entity are capitalized.  Once production on a particular film project commences, FMYR begins to derive producer fees.  FMYR’s primary source of revenue is motion picture production fees.  Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bears to the anticipated total gross revenues for that film.

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the nine months ended March 31, 2008 and 2007, FMYR incurred exploitation costs of $22,036 and $63,351 respectively.

Participation Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual film forecast computation to arrive at current period participation cost expense.  Participation costs are determined using assumptions that are consistent with FMYR’s estimates of film costs, exploitation costs, and ultimate revenue.  If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs.  To the extent that an excess liability exceeds unamortized film costs for a film, it is credited to income.  Participation costs are not currently a factor on any of FMYR’s film projects.

-  8-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

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

During the nine-month periods ending March 31, 2008 and 2007, the Company recorded a gain of $517,306 and $580,011, respectively, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of March 31, 2008 and June 30, 2007, the estimated fair value of the Company’s derivative liability was $536,294 and $445,159 respectively, as well as a warrant liability of $381,671 and $924,186.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at March 31, 2008, FMYR used the closing price of $0.04 the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the nine-month period ended March 31, 2008 there was a decrease in the market value of the Company’s common stock to $0.04 from $0.10.

In valuing the debt features at June 30, 2007, FMYR used the closing price of $0.10, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the year ended June 30, 2007, there was a decrease in the market value of the Company’s common stock to $0.10 from $2.92.

Cash Equivalents

FMYR considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Business Segment

The Company operates in a single business segment.

-  9-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

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

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for productions.

-  10-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

2.           Summary of Significant Accounting Policies (continued)

Net Loss per Common Share

Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods.  Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and other financial instruments convertible into common stock, when the effect of such conversions would have been dilutive to net loss.  There is no assumed conversion of stock options, warrants or convertible debentures for 2008 because the effect would be anti-dilutive.

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

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the three and nine months ended March 31, 2008 and 2007, FMYR’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

2.           Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

FMYR includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value.  When the book value approximates fair value, no additional disclosure is made.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMYR to concentrations of credit risk.  FMYR maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the $100,000 federal depository insurance limit; however, FMYR has experienced no losses on deposits.  At March 31, 2008, and June 30, 2007, the Company had balances in excess of the limit totaling $ 0 and $397,290 respectively.

Accounts receivable arise primarily from transactions with customers in California.  FMYR performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  The accounts receivable at March 31, 31, 2008, of $46,667 arose from two customers.  There were no accounts receivable at June 30, 2007.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company anticipates that adoption of this pronouncement will have no material impact to its consolidated financial position, results of operations or cash flows.

-  12-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

2.           Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under FAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt.  Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services.  If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of FAS 159, changes in fair value are recognized in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company anticipates that adoption of this pronouncement will have no material impact to its consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  FAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and early adoption is permitted.  The Company is in the process of reviewing the potential impact of FAS 161.

-  13-

 Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

2.           Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R.  FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements.  In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early adoption is prohibited.  The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.           Restricted Cash included in Total Cash and Cash Equivalents

As discussed in Note 7, during nine months ended March 31, 2008 and year ended June 30, 2007, FMYR received loans from investors that were limited to investment in specific film projects.  Restricted cash included in FMYR’s total cash and cash equivalents represents the portion of those funds not used in those projects at March 31, 2008, and June 30, 2007, amount to $39,024 and $38,260, respectively, which contain $136 and $850, respectively, for film projects and the remaining $38,988 and $37,410 respectively, represents collateral for FMYR’s credit facility for corporate credit cards.

4.           Accounts Receivable

Accounts receivable at March 31, 2008, and June 30, 2007, consisted of the following:

	March 31, 2008	June 30, 2007

Accrued receivables – producer fees	$6,667	$-
Accrued distribution, royalties and other	40,000	-

Total	$46,667	$-

At March 31, 2008, two customers accounted for 100%  of accounts receivable.

-14  -

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

5.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at March 31, 2008 and 2007, and related activity during the nine months ended March 31, 2008 and 2007, and for the year ended June 30, 2007 are shown below.  Substantially all film projects of the Company are intended for theatrical presentation.

Activity during the nine months ended March 31, 2008:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during nine months ending March 31, 2008	16,681	425,430	534,282	976,393

Transfers of film costs between categories for the nine months ended March 31, 2008	4,870,586	(4,822,697)	(47,889)	-

Total film costs incurred and paid by FMLY during nine months ended March 31, 2008	4,887,267	(4,397,267)	486,393	976,393

Net film cost balance before the nine months ended March 31, 2008 amortization & write offs	4,937,267	1,986,983	657,348	7,581,598

Less film cost amortization & write offs during the nine months ended March31, 2008	(139,207)	(1,856,226)	(230,061)	(2,225,494)

Net film cost balance atMarch31,2008	$4,798,060	$130,757	$427,287	$5,356,104

-  15-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the nine months ended March 31, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during nine months ended March 31, 2007	2,009	1,825,426	676,084	2,503,519

Transfers of film costs between categories in nine months ended March 31, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during nine months ended March 31, 2007	2,009	2,359,150	142,360	2,503,519

Net film cost balance before March 31, 2007 amortization & write offs	52,009	7,810,275	442,683	8,304,967

Less film cost amortization & write offs during the nine months ended March 31, 2007	(2,009)	(1,480,948)	(233,438)	(1,716,395)

Net film cost balance at March 31, 2007	$50,000	$6,329,327	$209,245	$6,588,572

-16  -

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the year ended June 30, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during year ending June 30, 2007	2,313	1,952,464	1,412,315	3,367,092

Transfers of film costs between categories for the year ended June 30, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMLY during year ended	2,313	2,486,188	878,591	3,367,092

Net film cost balance before the year ended June 30, 2007 amortization & write offs	52,313	7,937,313	1,178,914	9,168,540

Less film cost amortization & write offs during the year ended June 30, 2007	(2,313)	(1,553,063)	(1,007,959)	(2,563,335)

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

-17  -

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for three months and nine months ended March 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	03/31/08	03/31/2007	03/31/2008	03/31/2007
Released Projects-Amortization
After Sex	$438	$135	$735	$915
Good Advice	102	448	527	776
Held for Ransom	54	105	307	240
Speedway Junkie	66	2	70	5
The Tenant	-	-	-	-
Borderland	-		126,631
Projects in Development, In Production or Pre-Production
Rambo	-	871,444	-	871,444
Righteous Kill	-	-	262,170	-
Higher Form of Learning	-	-	91,555	-
King of California	-	-	1,521,013	-
The Code	-	-	52,704	-
Borderland	-	-	-	-
16 Blocks	-		-	626
Wickerman	-	13	-	251,256
The Contract	-	-	-	371
88 Minutes	-	3	-	415
White Air	7,913	3,406	18,849	346,675
Room Service	-	-	-	59,737
Micronauts	-	-	-	16,966
Edison	8	-	8	-
Rin Tin Tin	-	180	-	180
The Tenant	-	4	-	4
Saturday Night Special	-	-	-	-
FMLY/EFF Participation Payments	-	-	136,200	-
Total of other individuals projects with costs less than $40,000	12,985	68,417	14,725	166,785

Total all projects	$21,566	$944,157	$2,225,494	$1,716,395

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

-  18-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

5.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project, for the three months and nine months March  31, 2008 and March 31, 2007

	Three Months Ended		Nine Months Ended
	03/31/2008	03/31/2007	03/31/2008	03/31/2007
Producer Fees / Film Revenue
Wickerman	$-	$-	$-	$-
The Contract	-	-	-	-
King of California	-	-	1,300,000	-
Righteous Kill	-	-	275,000	-
Higher Learning	-	-	150,000	-
The Code	-	-	100,000	-
88 Minutes	-	-	-	-
Rambo	-	1,500,000	-	1,500,000
TV Reality Shows	20,000	-	20,000	-

Total Producer Fees / Film Revenue	20,000	1,500,000	1,845,000	1,500,000

Royalties and Other Revenue
Royalties	5,126	3,702	14,293	11,298
Distribution revenue	100,681	25,000	350,681	50,000
Film production service fees and consulting	-	-	-	-
Total Royalties and Other Revenue	105,807	28,702	364,974	61,298

Total Revenue	$125,807	$1,528,702	$2,209,974	$1,561,298

Following is the percentage make-up of net film costs at March 31, 2008 and June 30, 2007

	March	March	June	June
	31, 2008	31, 2007	30, 2007	30, 2006

Borderland	91%	73%	74%	86%
Wickerman	-%	-%	-%	4%
King of California	-%	23%	23%	-%
Day of the Dead	-%	-%	1%	-%
Conan the Barbarian	6%	-%	-%	-%
Total of other individual projects less than 5%	3%	4%	2%	10%

Total	100%	100%	100%	100%

-  19-

Family Room Entertainment Corporation
Notes to Financial Statements
                        March 31, 2008

6.           Property and Equipment

Property and equipment at March 31, 2008 and June 30, 2007, consisted of the following:

		March 31,	June 30,
	Life	2008	2007

Office furniture and equipment	7 years	$52,758	$52,758
Computer equipment	5 years	93,083	86,873
Software	3 years	88,956	87,641
Leasehold Improvements	1 Year	20,445	1,900

Total		255,242	229,172

Less accumulated depreciation and amortization		(205,642)	(171,004)

		$49,600	$58,168

During the nine months ended March 31, 2008 and 2007 depreciation and amortization expense was
$34,638 and $20,701 respectively.

7.           Notes Payable under Film Participation Agreements

To finance funding of film projects, FMYR has obtained advances from outside investors that want to participate in specific projects.  During the nine months ended March  31, 2008, year ended June 30, 2007 and 2006, the Company received an aggregate of $200,000, $2,050,000 and $3,227,692, respectively, from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

During the nine months ended March 31, 2008 and the years ended June 30, 2007 and 2006  FMYR received $0, $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0, $0 and $800,000 respectively from EFF Partners LLC; $0,  $0 and $72,500 respectively from Scorched Earth Entertainment; $0, $0 and $2,355,192 respectively from Freedom Films; $0, $750,000 and $0 from Gary Granstaff; and $200,000, $0 and $0 from Dr. Raja H. Ataya.  As of June 30, 2006, FMYR paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.  During the six months ending December 31, 2007 major material payments of $1,085,000 were paid to Tau Entertainment (Elisa Salinas) for King of California.

-  20-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

7.           Notes Payable under Film Participation Agreements (continued)

As of March 31, 2008 and June 30, 2007, the balances outstanding of notes and loans payable are $6,493,446 and $7,957,412 respectively under film participation agreements.

The detail balances outstanding at March 31, 2008 are as follows:

	Investor Loans
	Tau	Scorched			Gary	Dr. Raja H.
	Entertainment	Earth	Freedom	EFF	Granstaff	Ataya
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Participation	Participation	Totals

The Tenant	$-	$-	$-	$68,486	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	-	4,727,411
White Air	-	-	-	336,514	-	-	336,514
Wickerman	250,000	-	-	-	-	-	250,000
King of California	215,000	-	-	-	-	-	215,000
Room Service	130,000	-	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	-	300,000
Rin Tin Tin	-	-	-	85,000	-	-	85,000
Participation Fee	-	-	-	-	685,606	195,429	881,035
Agreed to Transfer Investor
to Convertible Debt	-	-	-	(500,000)	-	-	(500,000)
	$2,394,719	$572,500	$2,355,192	$290,000	$685,606	$195,429	$6,493,446

Under the terms of the agreement for “The Tenant”, the investor was to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which was estimated to be June 14, 2006) at 4% interest plus 50% of the net profits actually received by FMYR in connection with the picture.  In September 2005, $950,000 of non-allocated funds was returned to Tau entertainment (Elisa Salinas).  In March 2006, FMYR paid Tau Entertainment (Elisa Salinas) $1,300,000 for the Tenant.

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

In addition, Tau Entertainment (Elisa Salinas) invested funds into three additional projects:  (1) Wickerman, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture; (2) Room Service whereby they invested $130,000 in the development of the Picture for which they will be repaid if and when the picture is fully financed (by a third party) and produced, if ever; and (3) King of California whereby they invested $1,300,000 in the production of the picture for which Tau Entertainment will be repaid after delivery and from distribution.  In November 2007, FMYR paid to Tau Entertainment (Elisa Salinas) $1,000,000 for King of California, and in December 2007, FMYR paid to Tau Entertainment (Elisa Salinas) $85,000 for King of California.

-  21-

 Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

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

FMYR received $500,000 plus another $72,500 during the year ended June 2006 from Scorched Earth Entertainment to invest in the “Borderland” film project.  The investor is to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

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

In January, 2008 the investor in E F F Partners as per agreement converted his investment into a one year convertible note in the amount of $500,000 (see Note 8 Convertible Debt).

Subsequent to March 31, 2008 (see Note 15, Subsequent Events) FMYR entered into a new Participation Fee agreement for $500,000 with Justin Holecek.  The terms provide for Holecek to receive Twelve and One-Half Percent (12.5%) of the FMYR’s Project Net Receipts, until such time as Purchaser shall have received hereunder an amount equal to $550,000 and Five Percent (5%) of the FMYR’s Development Project Net Receipts.  Randall Emmett through his Randall Emmett Films, I, inc. has personally guarantees Holecek  the full and timely payment of an amount, not to exceed $250,000, to be payable to Holecek upon the occurrence of certain events.  Additionally, FMYR paid Scorched Earth Entertainment $20,000 in principal as a reduction of the participation payable applicable to Borderland.

-  22-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

8.           Convertible Notes Payable

During the years ended June 30, 2005, 2006, 2007 and the three months ending March 31, 2008, the Company issued notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

				Debt Feature	Initial Debt
Date of	Amount	Conversion	Term	Fair Value at	Carrying
Note	of Note	Price (1)	of Note	Issuance	Value

November 9, 2004	$2,000,000	$0.15 or 80%	2 years	$674,158	$1,032,899
May 24, 2006	$400,000	80%	1 year	$135,770	$264,250
June 5, 2007	$1,000,000	$0.0005 (2)	2 years	$1,000,000	$-
September 30, 2007	$300,000	80%	2 years	$24,722	$275,278
January 1, 2008	$500,000	80%	2 years	$41,204	$458,796

Date of Warrants	Number of	Exercise	Term of	Fair Value	Volatility
Issued	Warrants	Price	Warrants	at Issuance	Factor

November 4, 2004	6,666,667	$0.1200	5 years	$104,894	39%
November 4, 2004	16,666,667	$0.1500	5 years	$262,460	39%
June 5, 2007	1,000,000,000	$0.0005	5 years	$565,376	164%
June 5, 2007	1,000,000,000	$0.0010	5 years	$551,018	163%

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price

Notes payable	March 31,	March 31,
Convertible debt	2008	2007

Gross Notes payable Convertible debt	$2,387,401	$1,208,255
Less unamortized debt issue costs	(863,843)	(645,988)
Notes payable Convertible debt	$1,523,558	$562,267

-  23-

Family Room Entertainment Corporation
Notes to Financial Statements
                    March 31, 2008

8.           Convertible Notes Payable (continued)

Unamortized Debt Discount
Quarterly Activity	Balance	Date	Explanation
$1,041,602	$-	11/9/2004	Initial carrying value
$(41,423)	$1,000,179	12/31/2004	One month amortization
$(122,844)	$877,335	3/31/2005	Quarterly amortization
$(120,735)	$756,600	6/30/2005	Quarterly amortization
$(27,407)	$729,193	9/30/2005	Quarterly amortization adjusted for debt retirement
$38,154	$767,347	12/31/2005	Quarterly amortization adjusted for debt retirement
$345,272	$1,112,619	3/31/2006	Quarterly amortization adjusted for debt retirement
$135,770	$1,248,389	5/26/2006	Quarterly amortization adjusted for debt retirement
			and the issuance of new debt
$(90,938)	$1,157,451	6/30/2006	Quarterly amortization adjusted for debt retirement
$(165,149)	$992,302	9/30/2006	Quarterly amortization adjusted for debt retirement
$(97,853)	$894,449	12/31/2006	Quarterly amortization adjusted for debt retirement
$(248,461)	$645,988	3/30/2007	Quarterly amortization adjusted for debt retirement
$1,000,000	$1,645,988	6/5/2007	Carrying value of new debt issuance
$(527,006)	$1,118,982	6/30/2007	Quarterly amortization adjusted for debt retirement
$24,772	$1,143,754	9/30/2007	Carrying value of new debt issuance
$(59,997)	$1,083,757	9/30/2007	Quarterly amortization adjusted for debt retirement
$(128,548)	$955,209	12/31/2007	Quarterly amortization adjusted for debt retirement
$41,204	$996,413	3/31/2008	Carrying value of new debt issuance
$(132,570)	$863,843	3/31/2008	Quarterly amortization adjusted for debt retirement

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of March 31, 2008 and March 31, 2007, the Company has incurred no liquidating damages.

Redemption Option - The Company will have the option of prepaying the outstanding Principal Amount (“Optional Redemption”), in whole or in part, by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the Principal Amount to be redeemed, together with accrued but unpaid interest thereon

-  24-

Family Room Entertainment Corporation
Notes to Financial Statements
                        March 31, 2008

8.           Convertible Notes Payable (continued)

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

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the nine months ended March 31, 2008 and 2007, the Company accreted $321,065 and $511,462, respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrants Issued

The estimated fair value of the warrants at issuance was as follows:

Date of Warrants	Number of	Initial Value at	Volatility
Issued	Warrants	Issuance	Factor

November 9, 2004	6,666,667	$104,984	39%
November 9, 2004	16,666,667	$262,460	39%
June 5, 2007	1,000,000,000	$565,376	164%
June 5, 2007	1,000,000,000	$551,018	163%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at March 31, 2008 and March 31, 2007, the company used the closing price of $0.04 and $0.08, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 89% and 108%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at March 31, 2008, had decreased to a fair value of $381,671, due to the drop in the stock price of the Company’s common stock, which resulted in an “other income” item of $545,515 on

-  25-

Family Room Entertainment Corporation
Notes to Financial Statements
                                                             March 31, 2008

8.           Convertible Notes Payable (continued)

Warrants (continued)

the Company’s books.  The warrant liability at June 30, 2007 had increased to a fair value of $924,186 mainly due to the issuance of two new warrants in June 2007.  The warrant liability in June 2006 had decreased to a fair value of $24,529, due in part to a decrease in the market value of the Company’s common stock to $0.010 from $2.92 at June 30, 2005 and an increase in volatility to 78% from 36%, which resulted in an “other expense” item of $56,251 on the Company’s books.

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

				Debt Feature	Initial Debt
Date of	Amount	Conversion	Term	Fair Value at	Carrying
Note	of Note	Price (1)	of Note	Issuance	Value

November 9, 2004	$2,000,000	$0.15 or 80%	2 years	$674,158	$1,032,899
May 24, 2006	$400,000	80%	1 year	$135,770	$264,250
June 5, 2007	$1,000,000	$0.0005 (2)	2 years	$1,000,000	$-
September 30, 2007	$300,000	80%	2 years	$24,722	$275,278
January 1, 2008	$500,000	80%	2 years	$41,204	$458,796

-  26-

Family Room Entertainment Corporation
Notes to Financial Statements
                                                           March 31, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the debt features at March 31, 2008 the Company used the closing price of $0.04 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 150%.  For the Quarter ended March 31, 2008, the estimated value of the debt features increased to $536,294, thus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $18,727 for the three months ended March 31, 2007.

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

For the nine months ended March 31, 2008 and 2007, the Company recorded Other Income of $517,306 and $580,011 respectively, related to an increase in value of the debt features and a decrease in value of the warrants, respectively.  A tabular reconciliation of this adjustment follows:

-  27-

Family Room Entertainment Corporation
Notes to Financial Statements
                                                           March 31, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

For the nine months ended March 31, 2008:

$542,515	income, decrease in value of 2004, 2006, 2007 and 2008 warrant liability
(25,209)	expense, increase in value of 2004, 2006, 2007 and 2008 derivative liability
$517,306	other income related to convertible debt

For the nine months ended March 31, 2007:

$24,529	income, decrease in value of 2004, 2006 and 2007 warrant liability
555,482	income, increase in value of 2004 and 2006 derivative liability
$580,011	other income related to convertible debt

For the nine months ended March 31, 2008:
$0	of interest expense related to accretion of 2004 convertible debt
313,392	of interest expense related to accretion of 2007 convertible debt
7,673	of interest expense related to accretion of 2008 convertible debt
$321,065	of interest expense related to convertible debt

For the nine months ended March 31, 2007:
$399,718	of interest expense related to accretion of 2004 convertible debt
111,745	of interest expense related to accretion of 2006 convertible debt
$511,463	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of June 30, 2007, and March 31, 2008, was:

$487,693	June 30, 2006 carrying value of debt
(35,442)	amortization of financing costs
(675,265)	conversion of principal to common stock
(307,036)	cash payments on convertible debt principal
1,038,469	accretion of convertible debt discount
$508,419	June 30, 2007 carrying value of debt

$508,419	June 30, 2007 carrying value of debt
734,074	original carrying value on 2008 convertible debt
(40,000)	cash payments on convertible debt principal
321,065	accretion of convertible debt discount
$1,523,558	March 31, 2008 carrying value of debt

-  28-

Family Room Entertainment Corporation
Notes to Financial Statements
March 31, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the derivative liability as of June 30, 2007 and March 31, 2008 was:

$930,227	June 30, 2006 value of derivative liability
68,581	original values of 2007 derivative liability
(415,663)	decrease in values of 2004 derivative liability
(139,819)	decrease in values of 2006 derivative liability
1,833	increase in values of 2007 derivative liability
$445,159	June 30, 2007 value of derivative liability

$445,159	June 30, 2007 value of derivative liability
24,722	original values of 2007 derivative liability
41,204	original values of 2008 derivative liability
6,482	increase in values of 2007 derivative liability
18,727	increase in values of 2008 derivative liability
$536,294	March 31, 2008 value of derivative liability

The balance of the carrying value of the warrant liability as of June 30, 2007 and March 31, 2008 was:

$24,529	June 30, 2006 value of warrant liability
1,116,394	Original carrying values of 2007 warrant liability
(24,529)	decrease in value of 2004 warrant liability
(192,208)	decrease in values of 2007 warrant liability
$924,186	June 30, 2007 value of warrant liability

$924,186	June 30, 2007 value of warrant liability
(333)	decrease in value of 2004 warrant liability
(600,657)	decrease in value of 2007 warrant liability
58,475	increase in values of 2007 warrant liability
$381,671	March 31, 2008 value of warrant liability

-  29-

Family Room Entertainment Corporation
Notes to Financial Statements
                                                              March 31, 2008

9.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2008, and June 30, 2007, consisted of the following:

	March 31, 2008	June 30, 2007

Accounts payable	$373,668	$186,781
Accrued film costs	-	-
Accrued interest payable	169,398	51,981

	$543,066	$238,762

10.           Claims and Contingencies

None

11.           Major Customers and Concentrations

FMYR’s revenues were derived from a limited number of customers in the motion picture industry during the nine months ended March 31 2008 and 2007.  Following is an analysis of major customers for the nine months ended March 31, 2008 and 2007

	2008	2007
Number of customers accounting for more than 10% of revenue	1	1

Percentage of total revenue derived from largest customer	98%	98%

Percentage of total revenue derived from second largest customer	1%	1%

12.           Related Party Transactions

On a majority of the projects FMYR undertakes, FMYR’s chief executive officer and chief operating officer have contractual arrangements with FMYR that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMYR in providing the underlying services.  During the nine months Ended March 31, 2008 George Furla and Randall Emmett received $104,056 and $ 246,666, respectively, under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  In addition, during the nine months ended March 31, 2008 Randall Emmett via his Randall Emmett Films Inc-1 received approximately $75,000 for other projects and costs, which will be offset by his second producer receipts.

12.           Related Party Transactions (continued)

During the three months ended, March 31, 2008 and 2007, FMYR received payments under certain agreements, in relation to the producer fees, for certain of FMYR’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended March 31, 2008 and 2008, George Furla received $5,000 and Randall Emmett via his Randall Emmett Films Inc -1 received $6,666.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $ 25,000 for other projects and costs, which will be offset by his second producer receipts.

During the three months ended, December 31, 2007 and 2006, FMYR received payments under certain agreements, in relation to the producer fees, for certain of FMYR’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended December 31, 2007 and 2006, George Furla received $49,760, and Randall Emmett via his Randall Emmett Films Inc -1 received $5,190.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $25,000 for other projects and costs, which will be offset by his second producer receipts.

During the three months ended September 30, 2007 and 2006, FMYR received payments under certain agreements, in relation to the producer fees, for certain of FMYR’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended September 30, 2007 and 2006, George Furla received $39,485, and Randall Emmett via his Randall Emmett Films Inc -1 received $56,071.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received approximately $50,000 for other projects and costs, which will be offset by his second producer receipts.

During the year ended June 30, 2007, these executive officers received compensation totaling $1,421,875 under these contractual arrangements.  During the fiscal year ending June 30, 2007, FMYR received payments under certain agreements, in relation to producer fees, for certain of FMYR’s affiliations with third party film producers/financiers.  Through June 30, 2007, FMYR paid to George Furla $669,825 and Randall Emmett $752,050.

During the year ended June 30, 2006, these executive officers received compensation totaling $1,271,862 under these contractual arrangements.  During the fiscal year ending June 30, 2006, FMYR received payments under certain agreements, in relation to producer fees, for certain of FMYR’s affiliations with third party film producers/financiers.  Through June 30, 2006, FMYR paid to George Furla $549,819 and Randall Emmett $722,043.

FMYR contracted Stanley Tepper, as the Acting, Executive VP Finance and Accounting/CFO through, AGSInc., business financial entertainment accounting production service consulting company.  AGSInc., received contracted consulting fees for nine months ended March 31, 2008 and 2007  of  160,211 and $ 116,,134 respectively.  For the year ended June 30, 2007 and 2006 AGSInc. received of $156,565 and $106,466 respectively.  Out of these funds Mr. Tepper received $60,000 and  $20,000 for the nine months ended March 31, 2008 and 2007 and $36,000 and $50,000 for the years ended June 30, 2007 and 2006, respectively, for arranged consultation of, for and by AGSInc.

Family Room Entertainment Corporation
Notes to Financial Statements
                                                         March 31, 2008

13.           Stock Options and Warrants

FMYR periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of FMYR’s business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of stock options is approved by the Board of Directors.

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

Proforma information regarding net income and earnings per share is required by Statement 123, and is determined as if FMYR accounted for its employee stock options under the fair value method of that Statement.  The fair value for these options is estimated at the date of grant using a Black-Scholes option-pricing model.  However, FMYR granted no options during the six months ended December 31, 2007, or the year ended June 30, 2007, and, accordingly, no pricing assumptions or proforma financial information is presented.

FMYR uses the Black-Scholes option valuation model to estimate fair value of stock options or warrants issued.  The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because FMYR’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Family Room Entertainment Corporation
Notes to Financial Statements
                                                             March 31, 2008

13.           Stock Options and Warrants (continued)

A summary of FMYR’s stock option activity and related information for the year ended June 30, 2007, and 2006 and the nine-month period ending March 31, 2008, follows:

	Number of	Weighted
	Shares	Average
	Under	Exercise
Description	Options	Price ($)

Outstanding at June 30, 2006	145,000	0.25
Granted	-	-
Exercised	-	-
Forfeited	(145,000)	0.25

Outstanding at June 30, 2007	-	-

Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding at March 31, 2008	-	-

Family Room Entertainment Corporation 2004 Consulting and Legal Services Plan (the “Plan”).  Under the Plan, as amended, FMYR is authorized to issue up to 46,500,000 shares of common stock to compensate key consultants and legal services providers to FMYR.  Since September 2004, a total of 38,984,130 shares reserved for issuance under the Plan were issued through June 30, 2006, and an additional 6,015,870 remain available for future issuances.

During the nine months March 31, 2008, FMYR issued no warrants.  The warrants issued during the year ended June 30, 2007 in connection the funding of convertible debt were treated as derivative financial instrument liabilities.  See Note 8 for further discussion.

All warrants outstanding at March, 2008 are currently exercisable.  A summary of outstanding stock warrants at March 31, 2008 and June 30, 2007, follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
23,333,334	November 2009	1.9	$0.12
1,000,000,000	June 2011	2.5	$0.0005
1,000,000,000	June 2011	2.5	$0.001

2,023,333,334

-  33-

Family Room Entertainment Corporation
Notes to Financial Statements
March 31, 2008

14.           Non-Cash Investing and Financing Activities

FMYR issued no shares during the nine months ended March 31, 2008.  During the nine-month period ended March 31, 2007, FMYR issued 1,153,696 shares of common stock to convert $124,599 of accrued interest and $208,240 of debt principal to equity, and for payment of $159,581 of consulting services and compensation.

15.           FMYR Stock Repurchases

Date	Shares	Market Price	Cost	Commissions	Total
8/3/2006	3,250	$2.400	$7,800	$400	$8,200
8/4/2006	1,625	$1.920	3,120	163	3,283
8/15/2006	1,374	$1.860	2,556	135	2,691
8/16/2006	2,475	$1.960	4,851	247	5,098
8/17/2006	500	$2.400	1,200	25	1,225
8/17/2006	4,450	$2.360	10,502	528	11,030
8/18/2006	4,800	$2.340	11,232	557	11,789
8/21/2006	500	$2.400	1,200	-	1,200
8/21/2006	1,250	$2.400	3,000	-	3,000
8/21/2006	1,250	$2.400	3,000	8	3,008
8/21/2006	500	$2.720	1,360	-	1,360
8/23/2006	250	$2.300	575	7	582
8/23/2006	500	$2.500	1,250	58	1,308
8/30/2006	250	$2.300	575	27	602
8/31/2006	250	$1.800	450	33	483
9/5/2006	1,000	$1.800	1,800	97	1,897
9/7/2006	1,000	$1.600	1,600	88	1,688
9/14/2006	100	$1.900	190	27	217
9/14/2006	500	$1.900	950	32	982
9/18/2006	1,000	$1.600	1,600	73	1,673
9/18/2006	100	$1.600	160	25	185
9/19/2006	250	$1.600	400	27	427
9/26/2006	1,250	$1.700	2,125	72	2,197
9/27/2006	500	$1.800	900	34	934
9/27/2006	700	$1.880	1,316	8	1,324
9/27/2006	50	$1.800	90	-	90
9/28/2006	1,250	$1.880	2,350	7	2,357
9/29/2006	1,250	$1.880	2,350	8	2,358
10/5/2006	1,000	$1.600	1,600	106	1,706
6/29/2007	144,855	$0.100	14,383	376	14,759
9/30/2007	472,055	$0.106	49,630	840	50,470
Total Shares Purchased	650,084		$134,115	$4,008	$138,123

Less: Shares return to
to available	(522,684)		(121,365)	(3,622)	(124,987)
Total Net Shares Purchased	127,400		$12,750	$386	$13,136
Average Stock Price Per Share		$1.960

-  34-

Family Room Entertainment Corporation
Notes to Financial Statements
March 31, 2008

16.           Shareholder Actions

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation, held at Sunset Gower Studios, 1438 North Gower Street, Building 35, Suite 555, Hollywood, CA  90028, at 9:00 a.m., local time, approved the following corporate actions, which took effect on February 29, 2008:

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

In conjunction with the reverse split, Family Room Entertainment Corporation’s, OTCBB symbol was changed from “FMLY” to “FMYR.”

17.           Subsequent Events

FMYR entered into a new Participation Fee agreement for $500,000 with Justin Holecek.  The terms provide for Holecek to receive Twelve and One-Half Percent (12.5%) of the FMYR’s Project Net Receipts, until such time as Purchaser shall have received hereunder an amount equal to $550,000 and Five Percent (5%) of the FMYR’s Development Project Net Receipts.  Randall Emmett personally through his Randall Emmett Films, I, inc. has guarantees Holecek the full and timely payment of an amount, not to exceed $250,000, to be payable to Holecek upon the occurrence of certain events.  Additionally, FMYR paid Scorched Earth Entertainment $20,000 in principal as a reduction of the participation payable applicable to Borderland.

Family Room Entertainment Corporation

FAMILY ROOM ENTERTAINMENT CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

GENERAL

Family Room Entertainment Corp. (“FMYR”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMYR develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000).   EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the worldwide distribution and/or exploitation of FMYR’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 1 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2007

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

3.
Royalties - Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured. Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

4.
Producer Development and Production Service Fees – As these services are provided, these fees are invoiced by FMYR to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

Production costs mainly consist of acquisition costs, salaries, equipment, and overhead. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMYR begins to derive producer fees.  FMYR’s primary source of revenue is motion picture production fees.  Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bears to the anticipated total gross revenues for that film.  Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.

Participation Costs

Estimates of unaccrued ultimate participation costs, if any, are used in the individual-film-forecast-computation to arrive at current period participation cost expense. Participation costs are determined using assumptions that are consistent with FMYR’s estimates of film costs, exploitation costs, and ultimate revenue.  If, at any balance sheet date, the recognized participation costs liability exceeds the estimated unpaid ultimate participation costs for an individual film, the excess liability is reduced with an offsetting credit to unamortized film costs. To the extent that an excess liability exceeds unamortized film costs for a film, it is credited to income. Participation costs are not currently a factor on any of FMYR’s film projects.

Convertible Debt Financing and Derivative Liabilities

FMYR reviews the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Share Based Payments

During the fiscal year 2007, FMYR adopted SFAS No. 123R, “Share Based Payment”, which result in FMYR having to expense the fair value of stock options and warrants issued to employees. FMYR elected to use the modified prospective method. The adoption of SFAS No. 123R did not have any direct impact on our financial statements for fiscal year 2007, because FMYR did not issue any stock options or warrants to employees in Fiscal year 2007 or 2006. Additionally, there were no unvested employee stock options or warrants outstanding as of March 31, 2008.

Plan of Operation

Our short-term objective:

To produce and/or to provide production related services in connection with genre specific motion pictures with moderate production costs in the $1 million to $50+ million range.

Our long-term objectives:

FMYR’s goal, through EFFP and EFFI, is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. As mentioned, FMYR acquires or licenses rights to materials upon which it believes motion pictures can be based (screenplays, books, etcetera, which are referred to within the entertainment industry as the “underlying property”). FMYR may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular underlying property. If FMYR is satisfied with the creative state of the underlying property, it will then make offers to directors and/or actors, to perform services in connection with a particular motion picture based on that underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography. If a director or actors accepts one of FMYR’s offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), FMYR may then approach third party financiers seeking financing as well as distribution for the potential motion picture.   Another approach that FMYR may take is to contact the financiers first, seeking first to produce the film, and then with a finished (or nearly finished) motion picture product, obtain distribution for the picture.

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMYR will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.   Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement.  On June 5, 2007, we issued a $1,000,000 convertible note, in receiving net proceeds of $746,738.  On September 5, 2007, we issued $300,000 in convertible notes in receiving net proceeds of $300,000.

From October 2004 through May 2005, we received an aggregate of $4,429,719 from Tau Entertainment (Elisa Salinas) to invest in various film projects.  On June 27, 2005 we received $500,000 from Scorched Earth to invest in the Borderland USA project.  The agreements executed by these investors call for each investor to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against).  The investors will participation in the net profits of the picture on a proportional basis to their investment.

During the nine months ended March 31, 2008 and the  years ended June 30, 2007 and 2006  FMYR received $0, $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0, $0 and $800,000 respectively from EFF Partners LLC; $0, $0 and $72,500 respectively from Scorched Earth Entertainment; $0, $0 and $2,355,192 respectively from Freedom Films; $0, $750,000 and $0 from Gary Granstaff; and $200,000, $0 and $0 from Dr. Raja H. Ataya.  As of June 30, 2006 FMYR paid to Tau Entertainment (Elisa Salinas) $950,000 of non-allocated funds and $1,300,000 for “The Tenant”.  During the six months ending December 31, 2007 major material payments of $1,085,000 was paid to Tau entertainment (Elisa Salinas) for King of California.

Freedom Films invested $2,000,000 in May 2005 directly into Borderland USA.  This agreement calls for Freedom Films to get a proportional share of net profits generated by the movie.

On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor was to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMYR paid Tau Entertainment (Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,799,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable
FMYR'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

Family Room Entertainment Corporation

RESULTS OF OPERATIONS

Three Months ended March 31, 2008 versus Three Months ended March 31, 2007

The Company’s operating revenue for the three months ended March 31, 2008 was $125,807 as compared to $1,528,702 for the three months ended March 31, 2007, for a decrease of $1,402,895 (91.8%) The decrease was mainly due to a decrease in film production fees.  The reduction in film production fees is a result of fewer films in production or released as compared to the prior year, specifically last year Rambo was put into production which accounts for $1,500,000 of the difference. (Please see Note 5 of the financial statements for the specific detail).

Costs relating to the operating revenues were $82,009 for the three months ending March 31, 2008 as compared to $945,150 for the three months ending March 31, 2007, a decrease of $863,141 (91.3%). This decrease is mainly due to less film amortization costs as a result of fewer films being put into production or released.  Once again, Rambo accounts for $922,591 of the decrease, which is offset by an increase in distribution fees of $59,450.  (Please see Note 5 of the financial statements for the specific detail).

The Company's gross margin for the three month period ending March 31, 2008 was $43,798 as compared to $583,552 for the three month period ending, March 31, 2007, a decrease of $539,754 (92.5%).   The decrease in Gross Margin is directly attributable to fewer films being put into production or released this three month period as compared to the same three month period prior year.

Selling, general administrative expenses for three months ended March 31, 2008 was $296,148 as compared to $297,476 for three months ended March 31, 2007, for a decrease of  $1,328 (0.5%).  The following table further explains the change:

	Three Months Ending
Account	March 31,	March 31,	Variance	Variance	Explanation of Variance
Description	2007	2008	$	%

Payroll related expenses	$60,874	$41,510	$(19,364)	-31.8%	Reduced Headcount reduced medical benefit exp
Rent - Office	20,431	26,186	5,755	28.2%	Moved to more expensive location
Travel & Entertainment	3,897	11,746	7,849	201.4%	More flying out of state and country
Office Overhead	33,188	41,077	7,889	23.8%	Increase in business insurance of $12K
Telephone	13,071	21,463	8,392	64.2%	$6K increase cell phone, $2K in cable fees
Professional Fees	70,386	51,522	(18,864)	-26.8%	$18K increase Transfer Agent offset by reduced acct'y fees
Misc	95,629	102,644	7,015	7.3%
Total	$297,476	$296,148	$(1,328)	-0.4%

Other income (expense) differences are as follows:

Other Income and expenses	Three months ended:
Account	March	March	Variance	Variance
Description	2008	2007	$	%	Explanation of Variance
(Income)/Expense
Interest income	$573	$595	$(22)	-3.7%

Change in value of derivatives
Warrant Liability	(58,475)	222	(58,697)	-26440.1%	Reduction in fair value of warrant and derivative
Derivative Liability	(18,727)	370,881	(389,608)	-105.0%	liabilities associated with convertible notes
Total change of Value of derivatives	(77,202)	371,103	(448,305)	-120.8%	Please see Footnote 8 to the financial statements
					for a detailed analysis of these items.
Interest expense
Interest expense	(192,759)	(298,969)	106,210	-35.5%	Interest expense - convertible debt
Interest expense - Development	(5,312)	(9,625)	4,313	-44.8%	Interest expense - other notes payable
Total interest expense	(198,071)	(308,594)	110,523	-35.8%

Total Other Income and Expenses	$(274,700)	$63,104	$(337,804)	-535.3%

The Company reported a net (Loss) of $ (527,050) for the three months ended March 31, 2008 as compared to net income of $349,180 for the same period ended March 31, 2007, a decrease of $876,230 (250.9%).

Nine Months ended March 31, 2008 versus Nine Months ended March 31, 2007

The Company’s operating revenue for the nine months ended March 31, 2008 was $2,209,974 as compared to $1,561,298 for the nine months ended March 31, 2007, for an increase of $648,676 (41.6%). The increase was mainly attributed to an increase in film revenues, i.e., producer fees from the following films that went into production during this year, 1) King of California ($1,300,000), 2) Righteous Kill ($275,000), 3) Higher Learning ($150,000) and 4) The Code ($100,000) plus $364,974 of distribution revenue and royalties.  (Please see Note 5 of the financial statements for the specific detail).

Costs relating to the operating revenues were $2,505,270 for the nine months ending March 31, 2007 as compared to $1,721,848 the nine months ending March 31, 200, an increase of $783,422 (45.5%). These costs mainly consist of film amortization relating to the films mentioned above plus write off of film costs for the respective time period.  For the nine months ended March 31, 2008, there were 8 films that went into production whose related film costs were $2,097,224 as compared to 11 films that went into production during the same period prior year whose related film costs were $1,714,959.  In addition for the nine months ended March 31, 2008, distribution cost for 5 films released amounted to $279,776 as compared to distribution costs of $5,453 for 4 films that were released during the same period prior year.    (Please see Note 5 of the financial statements for the specific detail).

The Company's gross margin for the nine month period ending March 31, 2008 was $(295,296) as compared to $(160,550) for the nine month period ending, March 31, 2007, a decrease of $(134,746) (83.9%).  The decrease in Gross Margin is directly attributable the higher film costs of the movies put into production this nine month period as compared to the same nine month period prior year as well as the increase in distribution costs incurred this nine month period as compared to the same nine month period prior year.

Selling, general administrative expenses for nine months ended March 31, 2008 was $935,345 as compared to $1,053,555 for nine months ended March 31, 2007, for a decrease of $118,210 (11.2%).  The following table further explains the change:

Selling, general and administrative Expenses
	Nine Months Ending
Account	March 31,	March 31,	Variance	Variance
Description	2007	2008	$	%	Explanation of Variance

Salary and Wages	$231,254	$184,411	$(46,843)	-20.3%	Reduced Headcount
Payroll related expenses	177,795	138,492	(39,303)	-22.1%	Reduced Headcount
Rent - Office	61,248	71,038	9,790	16.0%	More expensive offices
Telephone	44,302	82,575	38,273	86.4%	$4K phone, $27K cell services, $8K internet/cable service
Automobile	72,584	27,619	(44,965)	-61.9%	two less cars
Professional Fees	268,415	215,245	(53,170)	-19.8%	$42Kless accounting offset by $18K transfer agent,
Depreciation	20,701	34,638	13,937	67.3%	new Leasehold Improvements and Computer Equip/Software
Misc	177,256	181,327	4,071	2.3%
Total	$1,053,555	$935,345	$(118,210)	-11.2%

Other income (expense) differences are as follows:

The Company reported a net (Loss) of $(1,189,922) for the nine months ended March 31, 2008 as compared to a net loss of ($1,239,363) for the same period ended March 31 , 2007, a decrease of $49,441 (4.0%).

Other Income and expenses	Nine months ended:
Account	March	March	Variance	Variance
Description	2008	2007	$	%	Explanation of Variance
(Income)/Expense
Interest income	$3,137	$3,487	$(350)	-10.0%

Change in value of derivatives
Warrant Liability	542,515	24,529	517,986	2111.7%	Reduction in fair value of warrant and derivative
Derivative Liability	(25,209)	555,482	(580,691)	-104.5%	liabilities associated with convertible notes
Total change of Value of derivatives	517,306	580,011	(62,705)	-10.8%	Please see Footnote 8 to the financial statements
					for a detailed analysis of these items.
Interest expense
Interest expense	(465,237)	(577,131)	111,894	-19.4%	Interest expense - convertible debt
Interest expense - Development	(14,487)	(31,625)	17,138	-54.2%	Interest Expense - other notes payable
Total interest expense	(479,724)	(608,756)	129,032	-21.2%

Total Other Income and Expenses	$40,719	$(25,258)	$65,977	-261.2%

Liquidity and Capital Resources

	March
Major items affecting liquidity and capital resources	2008	Explanation of Variance
Amortization of film costs	$2,225,494	Film projects amort against producer fee revenues and/or write-offs based on management’s evaluation
Change in value of warrant liabilities	$(542,515)	Reduction in fair value of warrant and derivative
Change in value of derivative liabilities	$25,209	Liabilities associated with convertible notes
Amortization of debt discount	$321,065	Debt discount amortized adjusted for debt retirement.
Increase in accounts receivable - new	$(206,667)	$200,000 is Borderland, $6,667 is a TV reality show
Decrease in accounts receivable paid - Borderland	$160,000	Received the cash
Increase in film costs	$(976,393)	Write-off of uncollectible production service fee (Shattos)
Increase (decrease) in accounts payable & accrued liabilities	$330,468	From standard operations costs and accrued liabilities
Purchase of property and equipment	$(26,071)	Purchase or Property Plant & Equipment - Computers and Computer\
Proceeds from advance under participation agreement	$200,000	Mainly from Investor participation development agreements for film projects
Payments of advance under participation agreement	$(1,163,966)	payment to investor pursuant to a participation development agreement
Purchase of common stock	$(50,470)	Treasury Shares purchases- cash
Proceeds from convertible notes payable	$300,000	Cash received
Payments on convertible interest	$(26,164)
Payment on convertible notes payable	$(40,000)	Cash payments

Net cash flow generated in operations for the three months ending March 31, 2008 amounted to $198,148, which mainly consisted of the depreciation of film projects amounting to $2,225,494 for films put into production or released plus $321,065 for the amortization of the convertible debt discount, $160,000 for amounts due on the Borderland movie which was put into production and a $330,468 increase in accounts payable/accrued liabilities.  This was offset by the nine months operation loss of $1,189,922, the change in valuation of the Companies outstanding warrants and convertible debt of $517,306 as a result of a lower volatility and a reduced market price for the Company’s stock, an increase in accounts receivables of $206,667 for producer fees, and $976,393 for the write-off of uncollectible production service fees for the film Shattos.

There was $780,000 of cash used in financing operations which was mainly due to a $1,163,966 payment to an investor pursuant to a participation agreement whereby the investor took a stake in the production of a movie.

 On March 31, 2008 the Company had total assets of $5,577,173 compared to $7,957,412 on June 30, 2007, a decrease of $1,836,268 or 24.8%.  The Company had a total stockholder's equity of $(3,900,862) on March 31, 2008, compared to a stockholder’s equity of $(2,660,470) on June 30, 2007, a decrease of $1,240,392 or (46.6%).  As of March 31, 2008 the Company's working capital position decreased by $1,240,392 (46.63%) from working capital of $(2,660,470) at June 30, 2007 to working capital of $(3,900,862) at March 31, 2008.  This decrease is a result of a decreases in cash of $607,659, accounts receivables of $1,249,101 and an increase in convertible notes issued in 2008 of $1,015,139 offset by a
Decreases in notes payable in participation agreement (payments made) of $1,463,966 and the valuation of the warrant and derivative liabilities of $917,965.

Over the next twelve months, management is of the opinion that working capital will most likely not be sufficient to cover operations and additional financing will be required.

The important matters on which FMYR focuses in evaluating its financial condition and operating performance are the return on investment, but just as important are the quality of the movie projects we are involved in and the quality of the parties that are involved in those projects with us.

With the exception of publicity and marketing fees, FMYR’s operating costs are fairly fixed.  To absorb these costs and to generate a profit, FMYR takes on as many projects as possible.  Factors that FMYR takes into consideration before accepting a project are: 1) is the material (script) good enough to attract talent, 2) whether talent be can obtained, and 3) whether financing can be arranged.

FMYR’s evaluation of return on investment is a two-phase process. In the first phase we evaluate the project against the resources that we have available to determine if we can arrange for talent, directors and/and or production and/or distribution financing. Once a suitable project is identified, our decision on participation in that project is based our ability to recover projected costs, including our option on the project, development costs and our producer fees. We generally seek to obtain producers fees and a net profit participation that we believe will provide ten times the cost of our option on the project and our related development costs. Although our target return is on investment is high, we believe that it is necessary because it helps cover the cost of closed or abandoned projects.

The fixed and ongoing expenses of FMYR are as follows:

Future annual maturities of convertible notes payable at March 31, 2008 were as follows:
Future annual debt maturities (including the convertible notes):

Year Ending
June 30,

2008	$1,907,401

Total	$1,907,401

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at March 31, 2008  and June 30, 2007, consisted of the following:

	March 31, 2008	June 30, 2007

Accounts payable	$383,668	$186,781
Accrued film costs	-	-
Accrued interest payable	169,398	51,981

	$553,066	$238,762

Future annual minimum lease payments under operating leases are summarized as follows:

Period Ending
June 30,

2008	$50,000
2009	-

Total	$50,000

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits	$50,500
Rent	8,060
Parking	1,050
Equipment rental	5,200
Telephone and communications	2,850
Directors, officers and corporate insurance	5,865
Accounting and auditing	9.000

Total	$82,525

Estimated Future Cash Requirements

FMYR’s estimate of net cash requirements for overhead for the twelve months subsequent to June 30, 2007, is approximately $125,000 (including the above fixed cost estimate of $82,525 per month for a twelve month total of approximately  $ 1,500,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $2,000,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMYR will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.  On October 6, 2004, the Company received $1,300,000 from Tau Entertainment (Elisa Salinas), an investor, for the production of the movie “The Tenant”.  The investor is to recoup the investment within four months following the delivery of the picture to the worldwide distributor (which is estimated to be June 14th, 2006) at 4% interest plus 50% of the net profits of the underlying movie. The funds advanced under the agreement are restricted to use in the production of “The Tenants” In March 2006 FMYR paid Tau Entertainment ( Elisa Salinas) the $1,300,000. In March 2005 the Company received an additional $2,179,719 advance from Elisa Salinas under terms similar to the original $1,300,000 advance. The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service as of December 2005.  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297, Scorched Earth invested $500,000 in Borderland, and additional $72,500,  and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin. During the six months ended December 31, 2007  $300,000 was invested through financing debt for the project Conan and the Barbarian.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD,, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya’s amount as Loan Participant Payable

FMYR'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. As shown above, we believe that our current assets along with financing from outside will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Going Concern:

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2008, its total liabilities exceeded its total assets by $3,900,862.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Subsequent Event:

FMYR entered into a new Participation Fee agreement for $500,000 with Justin Holecek.  The terms provide for Holecek to receive Twelve and One-Half Percent (12.5%) of the FMYR’s  Project Net Receipts, until such time as Purchaser shall have received hereunder an amount equal to $550,000 and Five Percent (5%) of the FMYR’s  Development Project Net Receipts.  Randall Emmett; through his Randall Emmett Films, I, Inc.,  personally guarantees Holecek  the full and timely payment of an amount, not to exceed $250,000, to be payable to Holocek upon the occurrence of certain events.  Additionally, FMYR paid Scorched Earth Entertainment $20,000 in principal as a reduction of the participation payable applicable to Borderland.

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

Family Room Entertainment Corporation

PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings

None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Three month period ending March 31, 2008 - none

Three month period ending March 31, 2007

Dollar Amount	How conversion rate was determined		Shares
Converted	Average market price (A)	Conversion price	Issued

Represents the	The market price used	The conversion price	The shares issued
Dollar amount of	is the average of the	used would be the	would be determined
the convertible	five (5) lowest closing bid	average market	by dividing the
debt being	prices of the Common	price derived (A)	dollar amount of the
converted	Stock as reported by	multiplied by 80%,	note being converted
	Bloomberg L.P. for the	representing a 20%	by the conversion
	twenty (20) trading days	discount to the	price.
	preceding the conversion	average market price
	date.	derived.

Unregistered Stock Issuances For the three month period ending March 31, 2007 - Convertible debt
				Average	Discounted	Shares	Shares
Note	Conversion	Dollar Amount Converted		Market	Conversion	Issued	Issued
Holder	Date	Principal	Interest	Price	Price (20%)	Principal	Interest

Longview Equity Fund L.P.	1/17/2007	$0.00	$43,695.00	$0.728	$0.583	0	75,000
Longview Fund L.P.	1/17/2007	$0.00	$21,847.50	$0.728	$0.583	0	37,500
Longview Int'l Equity Fund L.P.	1/17/2007	$1,394.94	$5,887.56	$0.728	$0.583	2,394	10,106
Lawrence Abramson	1/30/2007	$37,500.00	$0.00	$0.500	$0.400	93,750	0
Longview Equity Fund L.P.	1/30/2007	$43,838.08	$10,001.92	$0.673	$0.539	81,399	18,572
Longview Fund L.P.	1/30/2007	$20,231.00	$3,997.00	$0.673	$0.539	37,565	7,422
Longview Int'l Equity Fund L.P.	1/30/2007	$7,752.64	$323.36	$0.673	$0.539	14,395	600
Longview Equity Fund L.P.	2/7/2007	$6,868.11	$643.89	$0.376	$0.300	22,857	2,143
Longview Int'l Equity Fund L.P.	2/9/2007	$27,451.75	$196.25	$0.346	$0.276	99,290	710
Standard Resources Limited	2/21/2007	$10,796.54	$14,135.81	$0.250	$0.200	53,983	70,679
Longview Int'l Equity Fund L.P.	2/21/2007	$27,635.14	$131.27	$0.300	$0.240	115,146	547
Longview Equity Fund L.P.	2/27/2007	$14,772.00	$4,427.98	$0.240	$0.192	76,809	23,024
Longview Equity Fund L.P.	3/28/2007	$4,792.15	$6,707.85	$0.116	$0.092	51,818	72,533
Alpha Capital AG	3/29/2007	$2,312.00	$0.00	$0.116	$0.092	25,000	0

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation Held at Sunset Gower Studios 1438 North Gower Street, Building 35, Suite 555, Hollywood, CA  90028, at 9:00 a.m., local time, approved the following corporate actions which took effect February 29, 2008:

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

In conjunction with the reverse split, Family Room Entertainment Corporation’s, OTCBB symbol was changed from “FMLY” to “FMYR.”

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

Family Room Entertainment Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla                                      Director, Chief Executive Officer,                                                                                 May 20, 2008
     George Furla                                      President and Chief Accounting Officer

/s/ Randall Emmett                                 Director, Chief Operating Officer                                                                                   May 20, 2008
     Randall Emmett                                 Assistant Secretary

/s/ Anthony Caltaldo            Director/___________                                                                                                  May 20, 2008
     Anthony Cataldo

/s/ Stanley Tepper                                Acting Executive VP Finance & Accounting                                                                May 20, 2008
     Stanley Tepper                 Chief Financial Officer