Form 10-K
FAMILY ROOM ENTERTAINMENT CORP
filed 2008-10-14
CIK 49444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2008

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

c/o Sunset Gower Studios, 1438 North Gower Street,
Box 68, Building Courtyard 1 Suite 21,     Hollywood, CA                                                                 90028
_________________________________________________________________________________________________________
(Address of principal executive offices)                                                                                           (Zip code)

Registrant’s telephone number, including area code:  (323) 993-7310

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
(Check one): Yes  No [X]

The issuer had revenues of $3,230,567 for the fiscal year ended June 30, 2008.

The aggregate market value of the voting stock held by non-affiliates on June 30, 2008 was approximately
$132,985 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

 As of June 30, 2008, 12,014,470 shares of the issuer’s common stock were outstanding. As of September 30, 2008 13,255,203 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Form 14A filed December 17, 2007

Transitional Small Business Disclosure Format                                                                                  Yes               No X

PART I

ITEM 1.                            Description of Business

General Business Development

Family Room Entertainment Corporation (the “FMYR”), is a New Mexico corporation originally organized and incorporated in 1969 as Cobb Resources Corporation.   We are located in Hollywood, California, and are engaged in various aspects of motion picture entertainment, including development, production and production services.

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

We sold substantially all of our existing assets, including mineral interests, cash, marketable equity securities and other assets, to the Stockholder in exchange for 2,000,000 shares of our common stock (that were placed in treasury) and the Stockholder’s assumption of all of our known and unknown liabilities, fixed and contingent, that had accrued up to February 3, 2000.  The aggregate purchase price paid by the Stockholder in connection with this transaction was approximately $338,000.  As a result of this transaction, we discontinued all current operations in which the FMYR was engaged.

Asset Purchase : Concurrent with the Restructuring Transaction described above, we acquired interests in certain film projects (the “Asset Purchase”) in exchange for 12,407,000  shares of our common stock.  The interests in the film projects acquired during the Asset Purchase were collectively valued at $ 1,912,000 based upon independent appraisal.

Name Change: Effective May 22, 2000, COBB Resources Corporation’s name was changed to Family Room Entertainment Corporation.

Family Room Entertainment Business Overview

Family Room Entertainment Corp. (“FMYR”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMYR develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000).   EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world wide distribution and/or exploitation of FMYR’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

FMYR, through EFFI and EFFP, contacts the owners of the original materials (such as screenplays and books) with the  intent of acquiring or licensing rights in and to those properties. In turn, EFFI and/or EFFP use those properties to attract creative talent (actors and directors) to the potential motion picture project. If successful, EFFI and EFFP then grant or license out those rights to third party financiers of motion pictures, who will then contract with the creative talent EFFI or EFFP has attracted to the property as well as finance, produce and distribute/exploit the motion picture.

Financing FMYR’s Motion Pictures

FMYR’s goal, through EFFI and EFFP, is to facilitate relationships (and as such, provide production related services) between creative talent (including writers, actors and directors) and companies who produce, finance and distribute motion pictures. As mentioned, FMYR acquires or licenses rights to materials upon which it believes motion pictures can be based (screenplays, books, etcetera), referred to within the entertainment industry as the “underlying property.” FMYR may further develop an underlying property by contracting for additional writing services and/or by bringing in new writers to perform “polishes” or “rewrites” on a particular “underlying property.” If FMYR is satisfied with the creative state of the “underlying property,” it will then make offers to directors and/or actors, to perform services in connection with a particular motion picture based on the underlying property. These offers are very often contingent and subject to the satisfaction of certain production elements, such as financier approval of the screenplay and the financier’s selection of a start date for principal photography. If a director or actors accepts one of FMYR’s offers, the director or actors are said to be “attached” to the motion picture project. Armed with the underlying property and the attached creative element(s) (these elements are often called the “package” in Hollywood), FMYR may then approach third party financiers seeking financing as well as distribution for the potential motion picture.   Another approach that FMYR may take is to contact financiers first, seeking to produce the film first, and then with a finished (or nearly finished) motion picture product, obtain distribution for the picture.

Distributing FMYR’s Motion Pictures

Currently, FMYR does not directly distribute motion pictures. Instead, when FMYR seeks financing for its motion picture “packages,” the distribution rights are often obtained by the financier as collateral for their investment, in other words, third parties purchase the world-wide exploitation and distribution rights to a motion picture for the cost (or amount) it takes to produce the motion picture.

The Home Marketplace for Motion Picture Product

By and large, FMYR does not distribute its properties to the Home Video, Pay-per-view, Pay Cable of Broadcast and/or Basic Cable markets. With regard to motion picture properties where FMYR has ownership in the picture, FMYR will very often (through EFFD) license out “all rights” to a third party distributor who may distribute to the above markets, or FMYR will hire a third party to represent (i.e. an “agent”) FMYR’s various rights to the above markets on behalf of FMYR and then FMYR would select from and enter in to an agreement with what it perceives to be the best offers presented to it by the agent.

The “home marketplace” for FMYR’s motion picture properties (in examples where FMYR owns or controls a majority of the copyright and/or distribution/exploitation rights) includes:  (1) Home Video/DVD, which is the promotion and sale of videocassettes, DVDs and videodiscs to video retailers (including video specialty stores, convenience stores, record stores “on-line” stores (i.e., Amazon.com) and other outlets), which then rent or sell the videocassettes and videodiscs to consumers for private viewing; (2) Pay-per-view television, whereby cable and satellite television subscribers to purchase individual programs on a "per use"  basis; (3) Pay Cable, which consists primarily of HBO/Cinemax, Showtime/The Movie Channel, Encore/Starz and a number of regional pay services; (4) Broadcast and Basic Cable Television, whereby viewers receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC, and Fox), recently formed networks (UPN and WB Network), independent television stations and cable and satellite networks and stations.

FMLY/FMYR has a limited number of customers.  A percentage breakout of revenue by major customer follows:

	June 30,
Major Customers	2008	2007
NuImage/Millennium Films	59.59%	98.97%
Lions Gate Films	27.86%	0.00%
After Dark	6.19%	0.00%
Others	6.36%	1.03%

Total Revenue	100.00%	100.00%

Technological Developments

Technological developments, including video server and compression technologies which regional telephone companies and others are developing and expanding markets for DVD, could make competing delivery systems economically viable and could significantly impact the home video market but would most likely have minimal effect on FMYR.  These developments could favorable affect FMYR’s third party distributors as a result of new distribution channels, which in turn could pass along some of the effect to FMYR, if at all.

New Techologies

New means of delivery of entertainment products are constantly being developed and offered to the consumer, including the internet and High Definition. The impact of emerging technologies such as direct broadcast satellites and the internet on FMYR’s third party distributors cannot be determined at this time because the technology is still new.  In turn how such an impact on third party distributors will be passed on to FMYR also cannot be determined at this time as well. However, in anticipation of changing technologies which may affect production costs to FMYR’s third party financiers of motion picture productions, such as High Definition Video, FMYR will continue to monitor these new possibilities.

Foreign Markets

In general, a very important portion of the financing for “independent” (i.e. not produced by a Major Studio or one of their subsidiaries) motion pictures comes from the “foreign markets” (i.e. those markets outside of the United States and English-speaking Canada). With respect to productions in with FMYR is associated with, the third party financier owns and/or controls these rights and uses them as collateral or purchases them outright in connection with the funding of the pictures FMYR (through its various subsidiaries) develops.

Motion Picture Property Acquisition Process

By and large, the acquisition process for FMYR, is the process by which “underlying properties” are acquired or licensed by EFFP or EFFI. In turn, EFFI and/or EFFP use those properties to attract creative talent (actors and directors) to the potential motion picture project. If successful, EFFI and EFFP then grants or licenses out those rights to third party financiers of motion pictures, who will then contract with the creative talent EFFI or EFFP has attracted to the property as well as finance, produce and distribute/exploit the motion picture.

FMYR Feature Film Production
FMYR’s primary involvement with feature film production is in the area of the development of “underlying properties” (see FMYR Acquisition Process). By in large, FMYR engages third parties to produce, finance and exploit/distribute the motion picture “packages” it, through EFFI and/or EFFP, puts together. In many examples,

FMYR will also provide production expertise (i.e. “production services”) to the third party producer and/or financier of the motion picture in question. When FMYR does provide production expertise, FMYR, or its principals, Randall Emmett and George Furla, is often credited as “producers” or “executive producers” of the particular film in question. FMYR primarily derives its income from producer fees, consulting and service fees as well as its participation in the profits of the various pictures produced by third parties, who were developed and/or “packaged” by FMYR.   Please refer to note 3 of our accompanied financial statements and past filings for a breakout of the revenue by film by service performed.

FMYR's feature film strategy generally is to develop and/or perform production services, and/or produce feature films when the production budgets for the films are expected to be entirely or substantially covered by a third party. In this way, FMYR’s risk is, by in large, only the capital required, if any, to develop and package the motion picture project. The entirety of the production budget, as well as any costs associated with distributing and/or exploiting the motion pictures in question, will be borne by a third party or parties who have the resources and expertise to produce and/or distribute motion pictures.

Film Project History

Acquisition of film rights:  Speedway Junky, Held for Ransom and After Sex film rights were acquired from 1st Miracle Entertainment Group in settlement of debt.  We acquired the films without regard to current distribution agreements because we knew the films’ first cycles were near completion. Accordingly, any obligations to third parties, with the exception of Speedway Junkie, had been satisfied. Speedway Junkie’s distribution agreement was still in effect whereby FMYR subsequently earned approximately $88,771 in royalties.  In addition, we only acquired the right to 50% of Speedway’s net revenues.

FMYR negotiated new distribution agreements for Held for Ransom and After Sex with Platinum Disc, a non major distribution company, for home video and DVD distribution in the US and English speaking Canada.  These were new agreements and with the first royalties of $8,900 being received April 15, 2005.  The documentation to allocate the funds between the movies has not been received yet.  It usually takes approximately six months to one year for the distribution, sale of disks and the accounting of such sales to take place.  FMYR will receive a 20% royalty of Platinum’s net revenue, if any.   FMYR will incur nominal legal and delivery fees.  Second cycle is an industry term which means that the agreements for the first distribution phase have ended and the films are entered into their second distribution phase.

Profit Participation
FMYR’s profit participation in motion picture projects is determined by a calculation that assumes that all “negative costs”(production costs) of the picture (including, but not limited to, costs for development, principal photography and post-production) and “distribution expenses” (including, but not limited to, costs for marketing the film at various international film markets as well as costs associated with the delivery of the film and the physical elements to the various licensees of the film) are recovered by the financier plus interest thereon. After repayment of all negative costs, distribution expenses and interest thereon, the financier/distributor will charge a “distribution fee” (often a percentage of the gross income) for performing any sales or distribution services in connection with the picture.  Following the payment of distribution fees and other costs, any amounts payable to creative elements that are contingent compensation (including, but not limited to, deferred compensation and bonuses) are paid to those third parties. Any money remaining is considered net profits from which profit participation is derived.

Royalties

FMYR has received royalties from only four motion picture projects, to date (1) Good Advice; (2); Speedway Junky; (3) After Sex; and (4) Held for Ransom.

FMYR produced “Good Advice” in 2000 and subsequently licensed the US distribution rights to Lions Gate Films for a period of 25 years and the foreign distribution rights to Myriad Pictures in perpetuity.  These license agreements included up-front film guarantee compensation totaling $4,500,000.  The agreement also called for a $60,000 payment from Lions Gate for video royalties, which was received in 2004.    The Myriad Pictures agreement transferred all foreign rights and no additional revenues/participations/royalties will be received from Myriad.

“Speedway Junkie”- On August 16, 2001, FMYR purchased a 50% interest in “Speedway Junky” from Miracle Entertainment. The purchase agreement provided FMYR the right to recover the cost of the purchase plus 50% of the revenues generated by the motion picture. Prior to FMYR’s involvement, Miracle Entertainment had entered into a twenty-five year worldwide distribution agreement with Regent Worldwide. Though the term of this distribution agreement is twenty-five years, the bulk of revenue form a movie usually comes within the first two years.  Speedway’s release date was over two years ago and, although FMYR has received approximately $88,771 in royalties from this film, we are not anticipating the receipt material additional royalties.

“After Sex” and “Held for Ransom”: Under an April 29, 2002 loan agreement, FMYR was assigned Miracle Entertainment’s interest in “After Sex” and “Held for Ransom”. At the time of the loan agreement, Miracle Entertainment had a three-year US distribution agreement with Blockbuster Entertainment covering both pictures and a twenty-five year foreign distribution/sales agency agreement with Cutting Edge Entertainment covering both pictures. The Blockbuster Entertainment agreement with has since lapsed (and thus ended the “first cycle” of distribution within the United States). FMYR recently completed a US distribution agreement covering both films with Platinum Disc for home video/DVD market distribution. FMYR is hopeful that the agreement with Platinum Disc will generate royalty payments within the next 12 months, however no royalties have yet been received.
With respect to all four motion picture properties, FMYR owns a portion of the music publishing,  which through the publishing societies like ASCAP and BMI, generate an immaterial amount of royalty income.

FILM HISTORY

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Speedway Junky	Jesse Bradford,	Picture originally produced
	Jordan Brower,	by a third party financier.
1-Sep	Jonathan Taylor	FMLY subsequently
	Thomas, Tiffani	acquired 50% ownership
Theatrical	Amber Theisssen,	from the financier and
	Warren G, Daryl	receives royalties if any
Hannah

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services

Held For Ransom	Dennis Hopper,	Picture originally produced			101,912
	Zachery Ty Bryan,	by a third party financier.
Aug-00	Kam Heskin,	FMYR subsequently
	Jordan Brower,	acquired 100% ownership
Video/Cable	Randy Spelling,	from said third party.
	Tsianina Joelson,	receives royalties, if any.
& Morgan Fairchild

After Sex	Brooke Shields,	Picture originally produced
	Virginia Madsen,	by a third party financier.
Aug-00	D.B. Sweeney,	FMYR subsequently
	Dan Cortese,	acquired 100% ownership
Video/Cable	Maria Pitillo, &	from the financier and
	Johnathon Schaech	receives royalties, if any.

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
I'm Over Here Now	Andrew "Dice"	Picture produced
	Clay	by a third party financier.
Mar-00		FMYR retains profit
participation, if any.
Pay-per-View/ Video		No profit participation
payments received to date.

Good Advice	Charlie Sheen,	Picture produced by FMYR
	Angie Harmon,	in conjunction with a third
1-Dec	Denise Richards,	party. FMYR retains
	Rosanna Arquette,	primary ownership and
Video/Cable	& Jon Lovitz	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
within budget).
Ticker	Tom Sizemore,	Produced by a third party
	Steven Seagal,	financier. FMYR provided
1-Dec	Jamie Pressly, &	production services and

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
	Dennis Hopper	financing and received
Video/Cable		a fee and profit
participation, If any. No
profit participation to
received to date

The Badge	Billy Bob Thornton,	Produced by a third party
(f/k/a Behind the Sun)	Patricia Arquette,	financier. FMYR provided
	& Seal Ward	production services and
2-Sep		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include the
Executive Producers		negotiation of financing
and distribution of the
picture, and consulting
services during develop-
ment, during principal photo-
graphy, and during post
production (to ensure that,
On behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Run for the Money	Christian Slater,	Produced by a third party
	Val Kilmer,	financier. FMYR provided
2-Feb	Daryl Hannah,	production services and
	Bokeem Woodbine,	received a fee and
Video/Cable	& Vern Troyer	profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include following:
Producers		Negotiated for the acting
services of Val Kilmer,
Christian Slater and Daryl
Hannah; negotiated for the
financing and distribution
of the film and provided
consulting services during
development, during
principal photography,
and during post production
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)

Half Past Dead	Steven Seagal,	Produced by a third party
	Morris Chestnut,	financier. FMYR provided
2-Nov	& Ja Rule	production services and
received a fee and profit

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Theatrical		participation, if any. No profit
participation received to date.

Randall Emmett &		Production services prov-
George Furla		ided included negotiating
Executive Producers		for the services of Steven
Segal for the picture
Narc	Ray Liotta,	Produced by a third party
	Jason Patric,	financier. FMYR provided
2-Dec	& Busta Rhymes	production services and
financing and received
Theatrical		a fee and profit participation,
if any. No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		on the financing of the
of the picture.

The Devil and	Alec Baldwin,	Produced by a third party
Daniel Webster	Anthony Hopkins,	financier. FMYR provided
	& Jennifer Love	production services and
3-Mar	Hewitt	received a fee and

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
profit participation, if any.
Video/Cable		No profit participation
(Foreign Release)		received to date.

All I Want	Elijah Wood,	Produced by a third party
(f/k/a Try Seventeen)	Franka Potente,	financier. FMYR provided
	& Mandy Moore	production services and
3-Sep		received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		consulting on the financing
of the picture.

Out for a Kill	Steven Seagal	Produced by a third party
financier. FMYR provided
3-Aug		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the services
of Steven Segal for the
picture and providing
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).

Belly of the Beast	Steven Seagal	Produced by a third party
financier. FMYR provided
3-Dec		production services and
received a fee and
Video/Cable		profit participation, if any.
No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Executive Producers		negotiating for the services
of Steven Segal for the
picture and providing

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
consulting services during
development, on location
and during principal
photography
(to ensure that the film
was completed on time and
within budget).

Blind Horizon	Val Kilmer,	Produced by a third party
	Neve Campbell,	financier. FMYR provided
4-Dec	Sam Shepard &	production services and
	Faye Dunaway	received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating for the acting
services of Val Kilmer,
negotiating for the financing
and distribution of the
picture and providing
consulting services during
development, during
principal photography and
during post production
(to ensure that, on
behalf of the financier

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
and financial resources
were fully utilized)

Control	Ray Liotta, &	Produced by a third party
	William Dafoe	financier. FMLY provided
5-Feb		production services and
received a fee and
profit participation, if any.
Video/Cable		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based and negotiating
the acting services
agreement with Ray Liotta.
Also performed consulting
services during principal
photography and through-
out the post production
process to assist in getting
the picture completed on
time and within budget.

Love Song for Bobby Long	John Travolta &	Produced by a third party
	Scarlett Johansson	financier. FMYR provided

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
production services and
4-Dec		received a fee and
profit participation, if any.
Theatrical		No profit participation
received to date.

Randall Emmett &		Production services
George Furla		provided include consulting
Executive Producers		in the negotiations for the
acting services of John
Travolta for the picture.

The Amityville Horror	Ryan Reynolds, &	Produced by a third party
	Melissa George	financier. FMYR provided
5-Apr		development services and
received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include negotiating
Co- Executive Producers		for the acquisition of the
rights in and to the picture
and subsequently
negotiated for their sale

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
to NuImage.

Edison	Morgan Freeman,	Produced by a third party
	Justin Timberlake,	financier. FMYR provided
6-Aug	LL Cool J, &	production services and
	Kevin Spacey	received a fee and
profit participation, if any,
in the film.
video/cable

Randall Emmett &		Production services
George Furla		provided include negotiating
Producers		for the acquisition of the
rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freeman, Justin Timberlake,
LL Cool J and Kevin
Spacey. Also provided
consulting services
during principal
photography and the post
production process.
(to ensure that, on
behalf of the financier
and distributor, that creative
and financial resources
were fully utilized)

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Submerged	Steven Seagal	Produced by a third party
financier. FMYR provided
5-Jun		development services and
received a fee.

Video/Cable

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.

The Tenants	Dylan McDermott,	Produced by a third party
	Snoop Doggy Dogg,	financier. FMYR provided
6-Feb	& Peter Falk	production services and
financing and received
a fee and profit
Theatrical		participation, if any, in
Distribution Guarantee		the film.	1,300,000

Randall Emmett &		Production services
George Furla		provided include

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Producers		negotiating the financing
of the picture and its
distribution by NuImage.

Today You Die	Steven Seagal	Produced by a third party
financier. FMYR provided
5-Sep		production services and
received a fee and profit
participation, if any, in
Video/Cable		the film

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.

Wonderland	Val Kilmer,	Produced by a third party
	Kate Bosworth,	financier. FMYR provided
3-Oct	Lisa Kudrow,	development services and
	Josh Lucas &	received a fee.
Theatrical	Dylan Mcdermott

Randall Emmett &		Production services

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
George Furla		provided include
Executive Producers		obtaining financing
and negotiating for the
distribution of the picture.

Loverboy	Kyra Sdgwick,	Produced by a third party
	Kevin Bacon,	financier. FMYR provided
5-May	Sandra Bullock,	development services and
	Matt Dillon,	received a fee.
Theatrical	Oliver Platt &
Marissa Tomei

Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.

Shottas	Ky-Mani Marley,	Produced by a third party
	Spragga Benz,	financier. FMYR provided
5-Dec	Wyclef Jean,	post-production services
(Estimated Release)	& Louie Rankin	and financing and will
receive a fee and profit
Video/Cable		participation, if any, in
the film.

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Randall Emmett &		Production services
George Furla		provided include
Co- Executive Producers		consulting on the financing
and distribution of the
picture.

Before It Had A	William Dafoe	Produced by a third party
Name f/k/a Black		financier. FMYR provided
Widow f/ka The		development services
Widow's Lover		and received a fee.
7-Aug
Scheduled Release)

Video/Cable

Randall Emmett &		Production services
George Furla		provided include obtaining
Executive Producers		financing, negotiating for
distribution of the picture,
and providing consulting
services during
development, and on
location during principal

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
photography.

Lonely Hearts	John Travolta,	Produced by a third party
	James Gandofini,	financier. FMYR provided
7-Apr	& Salma Hayek	development services
and received a fee.

Theatrical

Randall Emmett &		Production services
George Furla		provided include
Co-Executive Producers		negotiating an acting
services agreement for this
picture with John Travolta
and providing consulting
services during
development, and on
location during principal
photography.

Mercenary for	Steven Seagal	Produced by a third party
Justice f/k/a Mercenary		financier. FMYR provided
6-Apr		production services and
and received a fee.

Video/Cable		2005

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008

Randall Emmett &		Production services
George Furla		provided include
Producers		negotiating an acting
services agreement with
Steven Segal for the
picture and providing
consulting services during
development, and on
location during principal
photography.
Note: We do not have a
contract on this project;
and are uncertain about
profit participation.

16 Blocks	Bruce Willis	Produced by a third party
Mos Def		financier. FMYR provided
6-Mar		production services and
and received a fee.
2005. Additionally, we
Theatrical		will receive a profit
participation, if any, in the
film.
Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
play upon which the picture
was based as well as
the acting services
agreements of Bruce
Willis and the directing
services of Richard
Donner. Also provided
consulting services
during principal
photography and the post
production process.

Borderland	Brian Presley	Picture produced by FMYR			899,915
	Jake Muxworthy	in conjunction with a third			200,000
8-Oct	Rider Strong	party. FMYR retains
	Sean Astin	50% ownership and
Theatrical	Beto Cuevas	receives royalties, if any.

Randall Emmett &		Production services
George Furla		provided include the
Producers		negotiation of financing
and distribution of the
picture, and consulting
services during
development, during
principal photography,
and during post
production (to ensure
that the film was
completed on time and
within budget).

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
The Wicker Man	Nicolas Cage	Produced by a third party
	Ellen Burstyn	financier. FMYR provided
6-Sep	Leelee Sobieski	production services and
will receive a producers
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit
participation, if any, in the
film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Nicolas
Cage and the directing
services of Neil
La Bute Also provided
consulting services
during principal
photography and the post
production process.
300,000

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
The Contract	Morgan Freeman	Produced by a third party
	John Cusack	financier. FMYR provided
1-Jul		production services and
will receive a producers
fee in the first quarter of
Video/Cable		2006. Additionally, we
will receive a profit participation,
if any, in the film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Morgan
Freemand and John
Cusack and the directing
services of Bruce
Beresford Also provided
consulting services
during principal
photography and the post
production process.
300,000
88 Minutes	Al Pacino	Produced by a third party
financier. FMYR provided
8-Apr		production services and
will receive a producers

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
fee in the first quarter of
Theatrical		2006. Additionally, we
will receive a profit
participation, if any, in the
film.

Randall Emmett &		Production services
George Furla		provided include negotiating
Producer/		for the acquisition of the
Executive Producer		rights in and to the screen-
play upon which the picture
was based as well as
the acting services
agreements of Al
Pacino and the directing
services of Jon
Avnet. Also provided
consulting services
during principal
photography and the post
production process.
400,000
Home of the Brave	Sam Jackson	Produced by a third party
	Jessica Biel,	financier. FMYR provided
6-Dec	Curtis "50 Cent"	production services and
(Initial Release)	Jackson,	will receive a profit
	Christina Ricci,	participation, if any, in the
	Brian Pressley	film.
Theatrical

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008

Randall Emmett &
George Furla
Producer/
Executive Producer		Production services
provided include (1) participating
in the negotiation of the
acting services agreements
of Sam jackson
Jessica Biel
Curtis "50 cent" Jackson
Christina Ricci
Brian Pressley and (2)
negotaiting with
a third party equity
participant for
said party's participation
in the financing of the picture.
production process. Also
Also provided
consulting services
during principal
photography and the post
production process.

King of California	Michael Douglas	Produced by a third party			1,300,000
	Evan Rachel Wood	co-financier. FMYR provided
7-Sep		production services and
Theatrical		will receive a profit
participation, if any, in the

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Film.

Randall Emmett &
George Furla		Production services
Producers		provided include (1) participating
in the negotiation of the
of Michael Douglas
and Evan Rachel
Wood and (2)
negotaiting with
a third party equity
participant for
said party's participation
in the financing of the picture.
production process. Also
Also provided
consulting services
during principal
photography and the post
production process.

Rin Tin Tin	Armande Assante, Ben Cross	Produced by a third party financier.
FMYR provided production services.
8-Sep		FMYR will receive profit participation , if any, in the film.
(Scheduled Release)

Video/Cable		Production services provided include:
(a) negotiating for the acquisition of the underlying rights to certain intellectual property copyrights and trademarks;

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Randall Emmett & George Furla		(b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;
Producers		as well as, ('c) providing consulting services during the development, principal photography and post-production processes.
-
Day of the Dead	Mena Suvari, Nick Cannon, Ving Rhames	Produced by a third party financier.
FMYR provided production services.
8-Apr		FMYR will receive profit participation , if any, in the film.
Video/Cable
Production services provided include:
(a) negotiating for the acquisition of the underlying rights to certain intellectual property copyrights and trademarks;
Randall Emmett & George Furla		(b) negotiating for a writer to adapt the underlying rights into a feature film screenplay upon which the movie will be based;
Producers		(c) participated in the negotiation of Mena Survai, Nick Cannon and Ving Rhames' acting contracts;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
-
Rambo IV	Sylvester Stallone	Produced by a third party financier.
aka "John Rambo"		FMYR provided production services.		1,500,000
8-Jan		In connection with said services, FMYR will recieved a "producer fee"
(Estimated Release)		Additionally, FMYR will receive profit participation , if any, in the film.

Theatrical

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Randall Emmett & George Furla		Production services prodived include:
Producers		providing consulting services during the development, principal photography and post-production processes.
-
-
Thick as Thieves (f/k/a "The Code")	Morgan Freeman	Produced by a third party financier.			100,000
	Antonio Banderas	FMYR provided production services.
8-Oct		In connection with said services, FMYR will receive a "producer fee"
(Estimated Release)		In the second quarter of Fiscal 2008.
video/cable		Additionally, FMYR will receive profit participation , if any, in the film.

Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Morgan Freeman's acting contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
-
Westward	TBD	Produced by a third party financier.
FMYR provided production services.
10-Aug		In connection with said services, FMYR will receive a "producer fee"
(Estimated Release)		In the third quarter of Fiscal 2007.
Additionally, FMYR will receive profit participation , if any, in the film.

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Theatrical		This project is "in development" with principal photography scheduled to start on
February 15, 2009.
Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Joel Schumacher's directing contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
-
Red Sonja	Rose McGowan	Produced by a third party financier.
FMYR provided production services.
9-Jan		FMYR will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMYR will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		February 1, 2009.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
-
Major Movie Star	Jessica Simpson	Produced by a third party financier.
	Cheri Oteri	FMYR provided production services.
8-Sep	Vivica Fox	In connection with said services, FMYR will receive a "producer fee"
(Estimated Release)	Steve Guttenberg	In the second quarter of Fiscal 2008.

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Additionally, FMYR will receive profit participation , if any, in the film.
Video/Cable

Randall Emmett & George Furla		Production services prodived include:
Producers		(a) negotiating for the acquisition of the screenplay upon which the movie will be based
(b) participated in the negotiation of Joel Schumacher's directing contract;
as well as, (d) providing consulting services during the development, principal photography and post-production processes.
-
Righteous Kill	Robert DeNiro	Produced by a third party financier.			275,000
	Al Pacino	FMYR provided production services.
8-Sep		FMYR will receive profit participation , if any, in the film.
Additionally, FMYR will receive profit participation , if any, in the film.

Theatrical
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
-
Higher Form of Learning, A	Steven Seagal	Produced by a third party financier.			150,000
FMYR provided production services.
1-Oct		FMYR will receive profit participation , if any, in the film.

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Additionally, FMYR will receive profit participation , if any, in the film.

Theatrical
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
-
Conan the Barbarian	TBD	Produced by a third party financier.
FMYR provided production services.
10-Jan		FMYR will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMYR will receive profit participation , if any, in the film.
This project is "in development" with principal photography scheduled to start on
Theatrical		April 15, 2010.
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		as well as, (b) providing consulting services during the development, principal photography and post-production processes.
Streets of Blood (f/k/a Microwave Park)	Val Kilmer,	Produced by a third party financier.
	Sharon Stone, and	FMYR provided production services.			100,000
12-Jan	Curtis "50 Cent" Jackson	FMYR will receive profit participation , if any, in the film.

Picture		Type of
Information	Principal Talent	Production Services		Fiscal 2006		Fiscal 2007	Fiscal 2008
(Estimated Release)		Additionally, FMYR will receive profit participation , if any, in the film.
Theatrical
Production services prodived include:
Randall Emmett & George Furla		(a) negotiating for the acquisition of underlying property upon which the movie will be based
Producers		(b) participated in the negotiation of the acting-services contracts for Val Kilmer, Sharon Stone and Curtis "50 Cent" Jackson;
as well as, (c) providing consulting services during the development, principal photography and post-production processes.
			$-		$-	-
Edgar Allan Poe's Ligeia	Wes Bently,	Produced by a third party financier.
	Michael Madsen, and	FMYR provided production services.
8-Jun	Eric Roberts.	FMYR will receive profit participation , if any, in the film.
(Estimated Release)		Additionally, FMYR will receive profit participation , if any, in the film.
Theatrical
Production services prodived include:
Randall Emmett & George Furla		(a) providing consulting services during the development, principal photography and post-production processes.
Producers
			$-		$-	-
-

Royalties and other revenue				$1,134,832		$ -	$155,651

TOTAL	REVENUE			$3,434,982		$1,603,345	$3,230,586

Picture		Type of
Information	Principal Talent	Production Services	Fiscal 2006	Fiscal 2007	Fiscal 2008
Revenue by Customer (5)
Nuimage/Millenium	Producer Fees		2,300,000	1,500,000	$625,000
Nuimage/Milleniuem	Distribution Guarantee	e)	1,000,000		$1,300,000
Lions Gate Films				-	899,915
After Dark					200,000
Regent Films			2,771	-	-
Platium/'s other			22,211	-	-
Porchlight Films				46,024	50,000
Monarch Films				46,023
Other Misc.			110,000	11,298	38,000

			$3,434,982	$1,603,345	$3,230,566

Footnotes to the Film History Schedule

(1) The following is a chronological history of film projects that were developed and packaged and/or produced by FMYR for third party financiers (unless otherwise noted) and for third party distributors and have been either produced, released or waiting to be released by third parties in the fiscal years 2007 and 2008, and/or are schedules for release in fiscal 2008.

(2) Substantially all production, financing, and motion picture related services provided by FMYR are performed by Randall Emmett and George Furla, officers of the Company.  The primary functions performed by Messrs. Emmett and Furla are as follows: (a) seek creative material, acquire rights and arrange for writing the screenplay, (b) negotiate talent for the project (i.e., development, actors, directors and writers) and assist with pre-production, post-production and packaging, (c) negotiate distribution agreements, both domestic and foreign, (d) arrange for the sale of film rights and (e) third film distribution agreement is a guarantee for worldwide..

(3) This motion picture has been in release for greater than two years and FMYR does not expect it to yield any additional revenue.

(3 -A)                      This motion picture has been in release for greater than two years and is in its second cycle of distribution.  FMYR anticipates that there may be additional revenues from new distribution agreements.

(4)  There is no assurance that any motion picture that has not yet been released 1) will be released, 2) that a change in the scheduled release date of any such films will not occur, or 3) that is such film is released, that it will be successful.  FMYR has various additional feature films under development and there can be no assurance that any project under development will be produced, or that if produced, that it will be released, and if released that it will be successful.

(5) FMYR conducts business with a limited number of customers and loss of any one of those customers could have a negative impact on its results of operations.

News Releases

On May 2, 2008 FMYR announced that it will produce “Streets of Blood” starring Val Kilmer, 50 Cent, Sharon Stone, and Brian Presley. The project will be financed by a third party financier; with Company providing producing services in connection therewith.

In April 2008 FMYR announced that the Al Pacino star-er “88 MINUTES” will be theatrically released on approximately 2,000 screens in the United States on April 18, 2008. The project was financed by a third party financier; with Company providing producing services in connection therewith.

On March 13, 2008 FMYR announced that it intends to co-produce a remake of the 1978 Comedy Cult Classic "Attack of the Killer Tomatoes!" The project will be financed by a third party financier; with Company providing services in connection therewith.

On February 28, 2008 FMYR announced that it’s 1 to 200 reverse split becomes effective Friday, February 29, 2008. Simultaneously effective, Family Room Entertainment’s trading symbol became “FMYR”.

On October 22, 2007 FMYR announced that the based-on-a-true-story horror pic, “BORDERLAND,” will be a part of the After Dark Horror fest “8 FILMS TO DIE FOR”. The film screened across the United States during Horror fest, November 9-18, 2007.

On October 09, 2007 FMYR announced that it, in conjunction with a third party, had acquired the book THUNDER RUN – THE ARMORED STRIKE TO CAPTURE BAGHDAD written by Pulitzer Prize winner David Zucchino, who will also pen the screenplay. Simon West (WHEN A STRANGER CALLS, LAURA CROFT: TOMB RAIDER, THE GENERAL’S DAUGHTER, CON AIR) will direct and produce.

On October 02, 2007 FMYR announced that production will begin on “THE CODE” in mid-October. The picture will co-star Morgan Freeman and Antonio Banderas and will be directed by Mimi Leder (“Pay it Forward” & “The Peacemaker”). The picture will be financed by third-party financiers. Emmett/Furla Films will provide producing services in connection with the project. “THE CODE” is one of the four major projects that FMYR has been in active development.

On September 11, 2007 FMYR announced that Jon Avnet’s “RIGHTEOUS KILL” starring Robert De Niro and Al Pacino started filming in Connecticut on September 4, 2007. The pic also stars 50 Cent, Carla Gugino, Trilby Glover, pro skateboarder Rob Dyrdek, Brian Dennehy and Donnie Wahlberg. “RIGHTEOUS KILL” is being produced by FMYR’s wholly owned subsidiary, Emmett/Furla Films in conjunction with third parties. The pic is being financed by Millennium Films, a third party financier.

On September 10, 2007FMYR) announced that it has reinstituted its stock buy-back program and on September 7, 2007 FMYR bought-back in excess of 18,450,000 shares of common stock at a price per share of $0.0006.

On September 10, 2007 FMYR announced that “KING OF CALIFORNIA” would receive a limited theatrical release on September 14th of this year. The film, written and directed by Michael Cahill, stars Academy Award winner Michael Douglas and Golden Globe nominee Evan Rachel Wood (“THIRTEEN”). The pic will also debut on September 12 at the 2007 Toronto International Film Festival. The picture was was co-produced by FMYR’s wholly owned subsidiary, Emmett/Furla Films, in conjunction with third party financiers.

On September 7, 2007 FMYR announced that it had reinstituted its stock buy-back program. On September 6, 2007 FMYR bought-back in excess of 5,500,000 shares of common stock at a price per share of $0.0006.

On August 17, 2007 FMYR stated it had been actively pursuing one or more additional “branded properties”, including the recently announced “CONAN THE BARBARIAN” which it would be co-producing. Management will continue to keep shareholders abreast of progress and is hopeful to be able to make an announcement regarding the acquisition of one or more additional branded properties in the near future.

On August 16, 2007 FMYR announced that “KING OF CALIFORNIA” would receive a limited theatrical release on September 14th. The film, written and directed by Michael Cahill, stars Academy Award winner Michael Douglas and Golden Globe nominee Evan Rachel Wood (“THIRTEEN”). The pic, which premiered at the 2007 Sundance Film Festival, was co-produced by Emmett/Furla Films in conjunction with third party financiers.

On August 15, 2007 FMYR announced that on Monday, August 13, 2007 the Daily Variety’s Michael Flemming reported that “Millennium Films has acquired the rights to make a new series of pics based on Robert E. Howard's mythical conqueror CONAN THE BARBARIAN.” FMYR’s wholly owned subsidiary, Emmett/Furla Films, will provide producing services in conjunction with Paradox Entertainment and Millennium Films

On July 23, 2007 FMYR announced that Co-chairman and CEO, George Furla purchased 10,000,000 shares of FMYR on July 20th on the open market at a per share price of $0.0006. To date, George Furla has purchased 228,606,200 shares of FMYR.

On July 20, 2007 FMYR announced that it is exploring strategic options in an attempt to enhance shareholder value. Management will continue to keep shareholders abreast of developments in connection with these options as said information becomes available.

On July 19, 2007 FMYR announced that Co-chairman and CEO, George Furla purchased 20,000,000 shares of FMYR on July 18th on the open market at a per share price of $0.0005. To date, George Furla has purchased 218,606,200 shares of FMYR.

On July 17, 2007 FMYR announced that principal photography on the Jessica Simpson star-er, “MAJOR MOVIE STAR” has commenced in Shreveport, Louisiana. Family Room Entertainment Corporation’s wholly owned subsidiary, Emmett/Furla Films, is providing producing services in connection with the picture which is being co-produced and financed by a third party, Millennium Films. Steve Miner, who directed the Emmett/Furla Films production, “DAY OF THE DEAD,” will direct this picture. Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On July 16, 2007 FMYR announced that it is in the late stages of negotiations with networks on at least two reality television programs, however there is no assurance an agreement will be consummated. Management will continue to keep shareholders abreast of developments in connection with these productions as information becomes available.

On July 12, 2007 FMYR announced that it anticipates at least three of its productions will receive US theatrical releases the next twelve months. Although there is no assurance that any yet to be released motion picture will be released, management is highly confident that it has at least three productions that will be theatrical releases in the next 12 months. Additionally, Management will continue to keep shareholders abreast of developments, such as release dates, in connection with these productions as said information becomes available.

On July 10, 2007 FMYR announced that Co-chairman and CEO, George Furla purchased 25,000,000 shares of FMYR on July 5th, 35,000,000 shares of FMYR on July 6th and 10,000,000 on July 9th. All shares were purchased on the open market at a per share price of $0.0005. To date, George Furla has purchased 198,606,200 shares of FMYR.

On July 9, 2007 FMYR announced that it was actively pursuing “branded properties”. Most recently, Emmett/Furla Films lost out in the bidding process on “The Green Hornet,” which went to a major studio. Management will continue to keep shareholders abreast of progress and is hopeful to be able to make an announcement regarding the acquisition of one or more branded properties in the near future.

On July 6, 2007 FMYR announced that since announcing its stock buy-back program on July 2, 2007, FMYR has bought-back in excess of 97,002,000 shares of common stock at a price per share of $0.0005. As stated previously, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 5, 2007 FMYR announced that on June 28, 2007 Co-chairman and CEO, George Furla has purchased 23,976,000 shares of FMYR on the open market at a per share price of US$0.0004 and on June 29, 2007 Co-chairman and CEO, George Furla has purchased 25,000,000 shares of FMYR on the open market at a per share price of US$0.0005.

On July 2, 2007 FMYR announced that it has commenced a program of buying back its common stock on the open market. FMYR stated that purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 2, 2007 FMYR announced that on June 27, 2007 Co-chairman and CEO, George Furla has purchased 24,600,000 shares of FMYR on the open market at a per share price of US$0.0004.

On June 28, 2007 FMYR announced that it was scheduled to begin production on the Jessica Simpson star-er, “MAJOR MOVIE STAR” on July 15, 2007 in Shreveport, Louisiana. Steve Miner, who directed the Emmett/Furla Films production, “DAY OF THE DEAD,” will direct this picture also. The picture will be co-produced and financed by a third party, Millennium Films. Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On June 27, 2007 FMYR announced that on Tuesday, June 26, 2007 the Hollywood Reporter’s by Gregg Goldstein reported that “Overture Films has picked up all North American rights to "Righteous Kill," a $60 million thriller starring Robert De Niro and Al Pacino as two detectives tracking a serial killer.” “Righteous Kill” is being produced by FMYR’s wholly owned subsidiary, Emmett/Furla Films in conjunction with third parties. The pic is being financed by Millennium Films, a third party financier. The article went on to report: “Rapper Curtis "50 Cent" Jackson is in final negotiations to co-star as a drug dealer who helps the detectives with their investigation. Director Jon Avnet is set to begin principal photography in Bridgeport, Conn., and New York in September.” Emmett/Furla Films is currently in the process of negotiating its compensation package with the independent financier of the picture.

On June 20, 2007 FMYR announced that it was in active development on at least four projects, at least two of which were very close to concluding. Management will continue to keep shareholders abreast of progress.

On June 19, 2007 FMYR announced that on June 18, 2007 Co-chairman and CEO, George Furla purchased 50,000,000 shares of FMYR on the open market at a per share price of US$0.0004.

On June 18, 2007 FMYR announced that it has moved its corporate offices to the following physical address: 1438 North Gower Street, Building 55, Suite #555; Hollywood, California 90028. The new mailing address is: 1438 North Gower Street, P.O. Box 68; Hollywood, California 90028. The new phone number for Investor relations is: (323) 993-7317.

On May 18, 2007 FMYR announced that Robert De Niro and Al Pacino would be starring in the feature film “Righteous Kill,” based on a screenplay by "Inside Man" writer Russell Gewirtz. Jon Avnet will direct. Principal photography for the picture is scheduled to begin August 6 in Connecticut. The two stars play cops chasing a serial killer. FMYR stated to its shareholders that its compensation package in connection with this picture had yet to be negotiated.

On April 28, 2007 FMYR restated its current number of outstanding shares. The correct number of outstanding shares, as of April 26, 2007, was 829,008,311.

On April 26, 2007 FMYR announced that, as of that date, it had 829,008,000 outstanding shares.

On April 12, 2007 FMYR that it had been diligently developing and packaging three new projects and is in final negotiations with a major independent financier to finance and produce the pictures. Although Family Room can offer no guarantees that any of these negotiations will conclude in the commencement of a new production, Family Room remains hopeful that one or more of these projects will result in an announcement during the Cannes Film Festival (May 16-27, 2007).

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

On January 10, 2007, FMYR announced that “KING OF CALIFORNIA” has been accepted to the 2007 Sundance Film Festival. The pic was financed and produced by Emmett/Furla Films in conjunction with third parties. The pic will premiered on January 24, 2007 in Park City, UT.

On September 28, 2007 FMYR announced that since announcing its stock buy-back program on August 3, 2006, FMYR has bought-back in excess of 6,000,000 shares of common stock. As stated previously, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On September 26, 2006 FMYR announced that the trailer for “HOME OF THE BRAVE” hit theaters over the preceding weekend. Helmed by Academy Award winner Irwin Winkler, the film stars: Samuel L. Jackson, Jessica Biel, with Curtis “50 Cent Jackson and Brian Presley. The film was financed by third party financiers.

On September 21, 2006 FMYR announced that PorchLight Entertainment had licensed the international distribution rights to the feature film WHITE AIR, an “extreme” action-drama film set in the world of professional snowboarding. The film, which was financed and produced by by FMYR and a third party financier, stars Dominique Swain, Riley Smith, Brent Le Macks, Tom Sizemore, and Andy Finch, winner of the Van’s Triple Crown and 2nd place at the 2005 Winter X Games. WHITE AIR is the coming of age story of “Alex” (Riley Smith), troubled by financial and romantic problems, not to mention his sick brother, as he pursues his dream, which has eluded him thus far, of becoming a professional snowboarder. In the final showdown before the professional season, Alex must reach deep within himself to conquer his fear as he competes against his nemesis “Jason” (Brent Le Macks) for the chance to join the professional tour and earn respect from his lovelorn girlfriend, “Christie” (Dominique Swain).

 On August 30, 2006 FMYR announced that at its special shareholders meeting a quorum of shareholders approved the increase in authorized shares to 2,000,000,000 shares. The increase, it was stated, would take effect as soon as the appropriate documentation and filings are made.

On August 23, 2006 FMYR announced that Warner Brothers and Alcon Entertainment would theatrically release “THE WICKER MAN” on September 1, 2006, which at the time of the release was only nine days away.

On August 21, 2006 FMYR announced that since comencing its stock buy-back program on August 3, 2006, FMYR had bought-back 4,300,000 shares of common stock to date. As stated in the previous release, the purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On August 17, 2006 FMYR announced that MGM will release “HOME OF THE BRAVE,” which stars Samuel L. Jackson, Jessica Biel, Christina Ricci, Chad Michael Murray with Curtis “50 Cent Jackson and Brian Presley for director Irwin Winkler, on December 15, 2006. The pic was financed by third parties.

On August 3, 2006 FMYR announced that it had commenced a program of buying back its common stock on the open market. The purchases may be made, from time to time, on the open market in compliance with Rule 10b-18 and will be funded from available working capital. The number of shares to be purchased and the timing of the purchases will be based on the level of cash balances, general business conditions and other factors, including alternative investment and/or filmed entertainment opportunities.

On July 28, 2006 FMYR announced that Warner Brothers and Alcon Entertainment will theatrically release “THE WICKER MAN,” starring Nicolas Cage for director Neil LaBute, on September 1, 2006. The suspense thriller is a remake of the 1973 UK cult classic. THE WICKER MAN follows the story of Sheriff Edward Malus (NICOLAS CAGE) as he investigates the disappearance of a young girl on a remote island off the coast of Maine.  Things and people are not as they seem on the island and when Sheriff Malus discovers evidence of pagan rituals his hope of unraveling the girl’s disappearance become increasingly uncertain.

On July 27, 2006 FMYR announced that principal photography has commenced on “DAY OF THE DEAD.”

On July 26, 2006 FMYR presented a status report on some of its recent motion picture productions. FMYR stated that it does not anticipate any back-end profit participation or additional revenues in connection with the motion picture projects “EDISON” or “16 BLOCKS.” As was previously stated by FMYR’s CEO, George Furla, a particular project would have to generate a minimum of Forty Million Dollars (US$40,000,000) at the US Box Office in order for Family Room to have a possibility of receiving any sort of back-end profit participation during the foreseeable life of the picture in question. Neither “EDISON” (which premiered on home video recently) nor “16 BLOCKS” (which, according to the Internet Movie Database, generated less than Thirty Eight Million Dollars (US$38,000,000) in Domestic Box Office revenues) achieved that level of financial “success.” FMYR stated that, going forward, its management believes that due to inflation and the rising costs associated with producing and theatrically releasing motion pictures, a particular project would have to generate a minimum of Forty-five Million Dollars (US $45,000,000 at the US Box Office in order for FMYR have a possibility of receiving any sort of back-end profit participation. At that time, FMYR also stated that it has several projects which, although filmed, have yet to be released. These films could possess the potential of back-end profit participation for Family Room Entertainment provided they are able to achieve the Forty-five Million Dollars (US $45,000,000 US Box Office threshold. The films listed in that release were: “BORDERLAND,” a horror picture based-on-a-true story which Lions Gate Films will distribute; “THE WICKER MAN” starring Nicolas Cage for director Neil LaBute; “HOME OF THE BRAVE” starring Samuel L. Jackson, Jessica Biel and Curtis “50 Cent” Jackson” for director Irwin Winkler; “KING OF CALIFORNIA” starring Michael Douglas and Evan Rachel Wood for director Michael Cahill; “DAY OF THE DEAD,” based on the George Romero cult-classic, adapted by Jeffery Reddick for director Steve Miner and starring Mena Suvari, Ving Rhames and Nick Cannon; “88 MINUTES” starring Al Pacino for director John Avnet; and “THE CONTRACT,” starring John Cusack and Morgan Freeman for director Bruce Beresford. At that time, FMYR’s management stated that it is hopeful that within this slate of films one or more of these projects can achieve back-end profit participation.

On July 24, 2006 FMYR announced its forthcoming special shareholders meeting concerning the preliminary proxy filed on July 19, 2006. FMYR had filed a preliminary proxy on July 19, 2006 which set a date for a special meeting on August 29, 2006 for shareholders to vote on a proposal to increase the authorized shares from 200 million to 2 billion shares. The increase in authorized shares will provide for the following: 1) allow FMYR to retire its outstanding convertible debt; 2) have equity available to be used to acquire, develop and produce future film projects, and 3) to raise additional funds as needed for working capital.

On July 24, 2006 FMYR announced, in conjunction with a third party financier, that Ving Rhames (Dawn of the Dead), Mena Suvari (American Beauty) and Nick Cannon (Drumline) have signed on to star in the remake of the 1985 George Romero classic zombie pic, “DAY OF THE DEAD,” based on the screenplay by Jeffery Reddick (“FINAL DESTINATION”) and to be directed by Steve Miner (“HALLOWEEN H2O”, “LAKE PLACID”). The picture is the story a group of scientists, military personal and civilians find themselves battling for their lives against at plague of flesh eating ghouls.  When a band of survivors seek shelter in an underground military bunker, they find themselves trapped with an even greater danger that lurks inside.

Employees

As of June 30, 2008, FMYR had 5 full-time employees and/ or consultants, who are engaged in development, production and distribution of theatrical based motion pictures. None of FMYR's employees are covered by a collective bargaining agreement, although some of FMYR's subsidiaries are subject to guild agreements. Management believes that its employee relations are good.

ITEM 2.                      Properties

FMYR operates in leased facilities under a one year lease agreement with a right of extension and renewal with a current base rental rate of approximately $3,200 per month for approximately 2,000 square feet.  The lease expired on June 30, 2008.  The Company signed a short-term lease for a smaller office in the same facility.  This lease expires on June 30, 2009.  Total future minimum lease commitment is $38,400 for the year ended June 30, 2009.  FMYR also had an equipment lease, which was for three years and ended in August 2008.  Total rent expense under operating leases for the years ended June 30, 2008 and 2006 was $91,982 and $125,259, respectively.

ITEM 3.                      Legal Proceedings

None

ITEM 4.                       Submission of Matters to a Vote of Security Holders

On August 29, 2006, a Special Meeting, of the Stockholders was held at 9:00 A.M., local time, at FMYR Headquarters, 8530 Wilshire Blvd., Suite 420 Beverly Hills, CA 90211. The Stockholders voted to increase the number of authorized shares of our common stock from 200,000,000 to 2,000,000,000.  The increase became effective on August 31, 2006.

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

In conjunction with the reverse split, Family Room Entertainment Corporation’s OTCBB symbol was changed from “FMLY” to “FMYR.”

ITEM 5.                      Market for Common Equity and Related Stockholder Matters

Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol “FMYR”.  The following table set forth the quarterly high and low bid prices per share for our common stock.  The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	HIGH	LOW
	BID	BID
Fiscal 2007
September 30, 2006	$3.40	$1.40
December 30, 2006	$1.00	$0.80
March 31, 2007	$0.80	$0.08
June 30, 2007	$0.22	$0.06

Fiscal 2008
September 30, 2007	$0.18	$0.01
December 30, 2007	$0.10	$0.04
March 31, 2008	$0.08	$0.02
June 30, 2008	$0.05	$0.01

To date, the FMYR has not declared or paid dividends on its common stock.

As of June 30, 2008 there were approximately 1,318 shareholders of record and 12,141,870 shares issued and 12,014,470 shares outstanding of FMYR’s Common Stock.

Recent Sales of Unregistered Securities

Calculation of shares issued for conversion of debt:

Dollar Amount	How conversion rate was determined		Shares
Converted	Average market price (A)	Conversion price	Issued
Represents the	The market price used	The conversion price	The shares issued
Dollar amount of	is the average of the	used would be the	would be determined
the convertible	five (5) lowest closing bid	average market	by dividing the
debt being	prices of the Common	price derived (A)	dollar amount of the
converted	Stock as reported by	multiplied by 80%,	note being converted
	Bloomberg L.P. for the	representing a 20%	by the conversion
	twenty (20) trading days	discount to the	price.
	preceding the conversion	average market price
	date.	derived.

           There was no gain or loss recorded on these conversions.

Unregistered Shares issued in fiscal year 2007

				Average	Discounted	Shares	Shares
Note	Conversion	Dollar Amount Converted		Market	Conversion	Issued	Issued
Holder	Date	Principal	Interest	Price	Price (20%)	Principal	Interest

Longview Fund L.P.	11/16/2006	$0.00	$5,793.60	0.96560	0.77248	0	7,500
Longview Equity Fund L.P.	11/16/2006	$0.00	$11,587.20	0.96560	0.77248	0	15,000
Longview Int'l Equity Fund L.P.	11/16/2006	$0.00	$1,931.20	0.96560	0.77248	0	2,500
Alpha Capital AG	11/28/2006	$10,000.00	$0.00	1.37500	1.10000	9,091	0
Longview Equity Fund L.P.	1/17/2007	$0.00	$43,695.00	0.72825	0.58260	0	75,000
Longview Fund L.P.	1/17/2007	$0.00	$21,847.50	0.72825	0.58260	0	37,500
Longview Int'l Equity Fund L.P.	1/17/2007	$1,394.94	$5,887.56	0.72825	0.58260	2,394	10,106
Lawrence Abramson	1/30/2007	$37,500.00	$0.00	0.50000	0.40000	93,750	0
Longview Equity Fund L.P.	1/30/2007	$43,838.08	$10,001.92	0.67320	0.53856	81,399	18,572
Longview Fund L.P.	1/30/2007	$20,231.00	$3,997.00	0.67320	0.53856	37,565	7,422
Longview Int'l Equity Fund L.P.	1/30/2007	$7,752.64	$323.36	0.67320	0.53856	14,395	600
Longview Equity Fund L.P.	2/7/2007	$6,868.11	$643.89	0.37560	0.30048	22,857	2,143
Longview Int'l Equity Fund L.P.	2/9/2007	$27,451.75	$196.25	0.34560	0.27648	99,290	710
Standard Resources Limited	2/21/2007	$10,796.54	$14,135.81	0.25000	0.20000	53,983	70,679
Longview Int'l Equity Fund L.P.	2/21/2007	$27,635.14	$131.27	0.30000	0.24000	115,146	547
Longview Equity Fund L.P.	2/27/2007	$14,772.00	$4,427.98	0.24040	0.19232	76,809	23,024
Longview Equity Fund L.P.	3/28/2007	$4,792.15	$6,707.85	0.11560	0.09248	51,818	72,533
Alpha Capital AG	3/29/2007	$2,312.00	$0.00	0.11560	0.09248	25,000	0
Longview Fund L.P.	4/4/2007	$6,731.04	$5,886.96	0.07800	0.06240	107,869	94,342
Standard Resources Limited	4/4/2007	$5,616.01	$6,551.99	0.07800	0.06240	90,000	105,000
Longview Equity Fund L.P.	4/5/2007	$11,551.13	$616.87	0.07800	0.06240	185,114	9,886
Alpha Capital AG	4/11/2007	$4,680.00	$0.00	0.07800	0.06240	75,000	0
Lawrence Abramson	4/12/2007	$12,168.00	$0.00	0.07800	0.06240	195,000	0
Longview Equity Fund L.P.	4/9/2007	$8,758.85	$601.15	0.07800	0.06240	140,366	9,634
Longview Fund L.P.	4/16/2007	$11,246.60	$921.40	0.07800	0.06240	180,234	14,766
Longview Equity Fund L.P.	4/20/2007	$3,913.02	$1,620.38	0.07320	0.05856	66,821	27,670
Longview Fund L.P.	4/19/2007	$5,709.13	$0.00	0.07800	0.06240	91,492	0
Longview Fund L.P.	4/25/2007	$5,120.46	$426.03	0.07320	0.05856	87,440	7,275
Standard Resources Limited	4/20/2007	$11,388.00	$0.00	0.07300	0.05840	195,000	0
Longview Equity Fund L.P.	4/26/2007	$4,613.75	$875.85	0.07320	0.05856	78,787	14,956
Longview Fund L.P.	4/27/2007	$4,791.46	$138.54	0.07300	0.05840	82,046	2,372
Longview Equity Fund L.P.	4/30/2007	$12,665.38	$577.62	0.08080	0.06464	195,937	8,936
Standard Resources Limited	4/30/2007	$14,179.97	$0.00	0.08080	0.06464	219,368	0
Alpha Capital AG	5/1/2007	$3,424.00	$0.00	0.08560	0.06848	50,000	0
Longview Equity Fund L.P.	5/1/2007	$13,580.68	$270.32	0.08550	0.06840	198,548	3,952
Longview Equity Fund L.P.	5/15/2007	$12,139.18	$1,626.32	0.08550	0.06840	177,473	23,777
Longview Fund L.P.	5/14/2007	$12,531.15	$1,148.85	0.08560	0.06848	182,990	16,776
Longview Fund L.P.	5/16/2007	$13,519.17	$126.83	0.08560	0.06848	197,418	1,852
Longview Equity Fund L.P.	5/18/2007	$14,276.99	$270.95	0.09025	0.07220	197,742	3,753
Longview Fund L.P.	5/18/2007	$14,435.43	$58.72	0.09026	0.07220	199,937	813
Alpha Capital AG	5/18/2007	$14,464.00	$0.00	0.09040	0.07232	200,000	0
Longview Fund L.P.	5/21/2007	$14,984.79	$215.21	0.09520	0.07616	196,754	2,826
Longview Equity Fund L.P.	5/22/2007	$20,767.57	$622.43	0.10000	0.08000	259,595	7,780

Unregistered Shares issued in fiscal year 2007 - continued

				Average	Discounted	Shares	Shares
Note	Conversion	Dollar Amount Converted		Market	Conversion	Issued	Issued
Holder	Date	Principal	Interest	Price	Price (20%)	Principal	Interest
Standard Resources Limited	5/22/2007	$15,304.57	$695.43	0.10000	0.08000	191,307	8,693
Longview Equity Fund L.P.	5/29/2007	$20,524.07	$835.93	0.10000	0.08000	256,551	10,449
Standard Resources Limited	6/7/2007	$16,800.00	$0.00	0.08400	0.06720	250,000	0
Alpha Capital AG	6/13/2007	$4,848.00	$0.00	0.08080	0.06464	75,000	0
Longview Equity Fund L.P.	6/18/2007	$13,671.74	$2,136.26	0.07600	0.06080	224,864	35,136
Longview Fund L.P.	6/18/2007	$14,857.78	$1,315.02	0.07600	0.06080	244,371	21,629
Longview Fund L.P.	6/19/2007	$15,607.55	$43.65	0.07300	0.05840	267,253	747
Standard Resources Limited	6/19/2007	$15,651.20	$0.00	0.07300	0.05840	268,000	0
Longview Equity Fund L.P.	6/20/2007	$15,421.03	$215.57	0.07320	0.05856	263,337	3,681
Longview Equity Fund L.P.	6/21/2007	$15,052.26	$102.54	0.07320	0.05856	257,040	1,751
Longview Fund L.P.	6/22/2007	$15,360.99	$115.01	0.07300	0.05840	263,031	1,969
Longview Fund L.P.	6/26/2007	$15,045.80	$132.44	0.07040	0.05632	267,148	2,352
Longview Fund L.P.	6/28/2007	$14,203.28	$66.22	0.06760	0.05408	262,635	1,224
Standard Resources Limited	6/29/2007	$7,638.80	$0.00	0.06760	0.05408	141,250	0
Miscellaneous		$2,677.82	-$418.88			11,755	-8,426
Total		675,265	159,103			7,777,971	779,408

Also in the year ended June 30, 2007, FMYR issued 440,000 shares for payment of $175,900 of consulting expense through Form S-8 registration.

Unregistered Shares issued in fiscal year 2008

De Joya Griffith was issued 1,666,666 shares of common stock at approximately $0.014 per share for services rendered valued at $25,000.

Also in the year ended June 30, 2008, FMYR issued 1,000,000 shares of common stock at approximately $0.014 for payment of $13,200 of consulting expense through Form S-8 registration.

Transfer Agent and Registrar

FMYR’s transfer agent is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Family Room Entertainment Corp. (“FMYR” or the “Company”)) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services. FMYR develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett/Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000).   EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the world-wide distribution and/or exploitation of FMYR’s wholly owned and or controlled entertainment properties, and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Critical Accounting Policies and Estimates

The Company follows the American Institute of Certified Pubic Accountant’s Statement of Position (“SOP”) 00-02 “Accounting by Producers and Distributors of Films”. See Note 2 to the Consolidated Financial Statements contained in the Annual Report on Form 10KSB of Family Room Entertainment Corporation (the “Company”) for the year ended June 30, 2008.

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

Revenue Recognition

We recognize revenue from the development, production, and production services earned under the criteria established by SOP 00-2 as follows: and as such the Company recognizes revenue from various sources under the criteria established by SOP 00-2 as follows.

1.
Producers Fees – Producer fees are recognized upon receipt of the fees and delivery of the related services.  If upon receipt of the fees all services have not been provided, the fees are deferred and recognized as the services are performed;

2.
Royalties – Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Distribution Revenues – Distribution Revenues are recognized when earned and appropriately reported by third (3) party Distribution companies and recorded Gross along with any distribution expenses charged by the Distributor and upon receipt of such revenues.

4.       Producer Development, Production Service Fees and Film Distribution Fees – As these services are provided, these fees are invoiced by FMYR to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

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

Production costs mainly consist of acquisition costs, salaries, equipment, and overhead. Production costs in excess of the amounts reimbursable by the actual production entity are capitalized. Once production on a particular film project commences, FMYR begins to derive producer fees.  FMYR’s primary source of revenue is motion picture production fees.  Production costs capitalized on a particular film project are amortized in the proportion that the revenue received during a period bear to the anticipated total gross revenues for that film.  Estimates of anticipated total gross revenues for all film projects are reviewed periodically and revised when necessary. Un-amortized film production costs are also compared with net realizable value each reporting period on a film-by-film basis. If estimated gross revenues determined by FMYR’s management are not sufficient to recover the un-amortized film production costs, the un-amortized film production costs are written down to their estimated net realizable value.

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the year ended June 30, 2008 and 2007, FMYR incurred general operating costs of $20,502 and $71,625 respectively.

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

Share Based Payments

During the fiscal year 2008, FMYR adopted SFAS No. 123R, “Share Based Payment”, which result in FMYR having to expense the fair value of stock options and warrants issued to employees. FMYR elected to use the modified prospective method. The adoption of SFAS No. 123R did not have any direct impact on our financial statements for fiscal year 2008, because FMYR did not issue any stock options or warrants to employees in Fiscal year 2008 or 2007. Additionally, there were no unvested employee stock options or warrants outstanding as of June 30, 2008.

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

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures through FMYR via production services and/or produced by FMYR will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.   Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement. In March, 2006, we issued a $400,000 convertible note and film entertainment consulting agreement due March 1, 2007.  Both the note and the consulting agreement were extended one year..  On June 5, 2007, we issued a $1,000,000 convertible note to the Longview Fund L.P.

During December 2006, though Tau Entertainment ( Elisa Salinas)  we received $1,300,000 on film projects  The agreements executed by these investors call for certain investor to receive: (a) a 7% one-time finance fee and (b) 8% annual interest on their respective investments. Investors will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the Net Profits (net profits is generally defined as monies remaining after all negative costs, distribution fees and costs in connection have been recouped, paid and/or reserved against).  The investors will participation in the net profits of the picture on a proportional basis to their investment. In addition, Tau Entertainment (Elisa Salinas) invested funds into three additional projects:  (1) Wickerman, whereby Tau Entertainment invested $250,000 in the development of the picture and will be re-paid out of the net proceeds of the picture, the payment of which is guaranteed by the distributor/financier (NuImage) of the picture; (2) Room Service whereby they invested $130,000 in the development of the Picture for which they will be repaid if and when the picture is fully financed (by a third party) and produced, if ever; and (3) King of California whereby they invested $1,300,000 in the production of the picture for which Tau Entertainment will be repaid after delivery and from distribution.  In November 2007, FMYR paid to Tau Entertainment (Elisa Salinas) $1,000,000 for King of California, and in December 2007, FMYR paid to Tau Entertainment (Elisa Salinas) $85,000 for King of California. And in June 2008 Elisa Salanis for Tau Entertainment converted $215,000 of debt for King of California and $100,000 of debt for Borderland into Convertible Debt ( See note 8 of the  notes to the financial statements. Also, in June 2008, the Company wrote off the $250,000 for Wickerman and $130,000 for Room Service as these projects either were not going to earn any net profits or were written off as it was not going to be made.

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

Freedom Films invested $2,000,000 in July 2005 and $355,192 in the year ending June 2006 directly into Borderland ISA to be used for the production of the film project “Borderland”.  The investor is to receive: (a) a 7% one-time finance fee; and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment

EFF Partners LLC received $300,000 in October 2005 from outside investors of which $272,514 was invested in White Air and $27,486 in The Tenant. In February 2006, EFF Partners received from an outside investor, $500,000 of which $85,000 was invested in  Rin Tin Tin , $41,000 was invested in The Tenant, $74,000 was invested in White Air, and $ 300,000 was invested in Day of the Dead. During the year ended June 30, 2008 the Company converted the monies due  by EFF Partners LLC in convertible debts amounting to Tamburello $500,000 and to Terkovich $300,000 ( see note 8 of the notes to financial statements for details)

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual, and Dr. Raja H. Ataya MD, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, “Righteous Kill.”  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya MD Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues (primarily producer fees) in perpetuity.  For the sum of US$200,000, Ataya would receive 1% of the film net revenues received by EFFI and EFFPC on a going-forward basis.  Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects. During the 4th quarter ending June 30, 2008 the Company through its wholly-owned subsidiaries, Eff Independent, Inc. ( “EFFI”) and Emmett Furla Productions Corp. ( “EFFPC”)  received $500,000 from Justin Holecek and would receive 12.5% of the films net revenues received by EFFI and EFFPC on an a going-forward basis. Mr. Holecek has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects. Additionally, Mr. Randall Emmett, a Director and Officer of the Company personally guaranteed $250,000 of the amount Mr. Holecek paid. Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Mr. Granstaff and Dr. Ataya’s amount as Loan Participant Payable.

FMYR'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs. We believe that our current assets will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects. However, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial major dilution to existing stockholders (see liquidity and capital resources below for additional discussion).

RESULTS OF OPERATIONS

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007

During the year ended June 30, 2008 FMYR generated revenue of $3,230,567 as compared to $1,611,298 for the year ended June 30, 2007, for an increase of $1,619,269 (100.5%).  The increase of $1,619,269 in revenues was attributable to an increase in the following: 1) distribution revenue of $1,057,868 (1,149.3%), 2) an increase in royalty revenue of $106,353 (941.3%)  and an increase in producer fees of 455,047 (30.3%).  $1,300,000 of FMYR’s film revenue in 2008 was derived from producer fees for the film “King of California”.  The remaining revenue in 2008 was mainly derived from distribution revenue of $1,149,915, royalties of $117,651 and film production fees of $663,000.

Costs relating to operating revenue for the year ended June 30, 2008 were $2,893,725 as compared to $2,563,335 for the year ended June 30, 2007, an increase of $330,390 (12.9%).  The increase mainly consisted of 2008 amortized costs for Borderland of $711,818, King of California of $1,520,013, Righteous Kill of $262,170 and $136,200 in participation payments, compared to 2007 amortized costs of $896,230 for Rambo, $251,256 for Wickerman, $356,675 for White Air, $732,949 in participation payments and $62,701 in miscellaneous items.   (See Note 5).

Distribution costs for the year ended June 30, 2008 were $482,914 as compared to $7,953 for the year ended June 30, 2007 or an increase of $474,961 or (5972.1%).  The increase in cost was attributable to a greater number of movies distributed in the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007.

FMYR’s gross margin for fiscal year 2008 was ($146,072) as compared to ($959,990) for fiscal year 2007 for a decrease of $813,918 (84.8%). The gross margin percentage for the fiscal year ended June 30, 2008 was (4.5%) compared to (59.6%) for the fiscal year ended June 30, 2007 for an increase of 55.1%.  The increase in our gross percentage was mainly attributable to a negative gross margin percentage of (1,513.5%) for movie projects in the fiscal year ended June 30, 2008 offset by the negative gross margin percent for Rambo IV of (40.3%).

Selling, general administrative expenses for the year ended June 30, 2008 was $1,269,060 as compared to $1,488,979 for the year ended June 30, 2007 for a decrease of $219,919 (14.8%).  The following table further explains the change:

Selling, general and administrative Expenses
	Twelve months ending

Account	June 30	June 30	Variance	Variance	Explanation of Variance
Description	2008	2007	$	%

Salary and Wages	$ 226,807	$ 293,510	$ (66,703)	-22.7%	Reduced headcount
Payroll related expenses	169,197.00	221,373.00	(52,176.00)	-23.6%	Reduced headcount
Office Overhead	145,735.00	124,097.00	21,638.00	17.4%	$10K Bank Charges, $20K Business Ins.,
					($28K) Equipment rental, $7K Misc.
Telephone	95,266.00	64,086.00	31,180.00	48.7%	$3K Phone, $21K Cell services, $7K Internet/cable
Automobile	42,874.00	82,041.00	(39,167.00)	-47.7%	Two less cars
Depreciation	46,710.00	27,711.00	18,999.00	68.6%	leasehold improvements & comp equip/software
Bad Debt	73,000.00	205,000.00	(132,000.00)	-64.4%	$73K is a reserve, the $205K represents write-offs
Miscellaneous	469,468.00	471,161.00	(1,693.00)	-0.4%
Total	$ 1,269,057	$ 1,488,979	$ (219,922)	-14.8%

Other income (expense) differences are as follows:

Other Income and expenses	Twelve months ending
Account	June 30	June 30	Variance	Variance	Explanation of Variance
Description	2008	2007	$	%
(Income)/Expense
Interest income	$ (2,878)	$ (4,396)	$ 1,518	-34.5%

Other income
Material other income	(380,000)		(380,000)	-	Gain on disposition of notes
Production recharge		(28,848)	28,848	-
Total other income	(380,000)	(28,848)	(351,152)	1217.2%

Change in value of derivatives
Warrant Liability	(855,615)	(214,904)	(640,711)	298.1%	Reduction in fair value of warrant and derivative
Derivative Liability	25,209	(555,482)	580,691	-104.5%	liabilities associates with convertible notes.
Total change of Value of derivatives	(830,406)	(770,386)	(60,020)	7.8%	Please see Footnote 8 to the financial statements
					for a detailed analysis of these items.
Interest expense
Afilliated	619,561	1,557,441	(937,880)	-60.2%	Interest expense - convertible debt
Afilliated - Development	20,529	38,499	(17,970)	-46.7%	Interest expense - other notes payable
Total interest expense	640,090	1,595,940	(955,850)	-59.9%
Total Other Income and Expenses	$ (573,194)	$ 792,310	$ (1,365,504)	-172.3%

Liquidity and Capital Resources

June
Major items affecting liquidity and capital resources	2008	Explanation of Variance

Amortization of film costs	$ 2,893,725	Film projects amort against producer fee revenues and/or write-offs based on management's evaluation.
Change in value of warrant liabilities	$ (871,631)	Reduction in fair value of warrants associated to convertible debt
Change in value of derivative liabilities	$ 41,252	Increase in Fair value of derivative liabilities a result of additional debt issued
Amortization of debt discount	$ 442,065	Debt discount amortized
Gain on disposition of invrestor participation loan	$ (380,000)	Gain on note no longer owed
increase in accounts receivable - Borderland	$ (536,894)	$697K due less $160K cash received
(Increase) decrease in film costs	$ (1,033,434)	Write-off of uncollectible production service fee (Shattos)
Purchase of property and equipment	$ (25,871)	Purchase of computers
Proceeds from advance under development agreement	$ 700,000	Proceeds mainly from investor development and particiaption loans
Payments of advance under development agreement	$ (1,115,000)	Payments to investor pursuant to a development & participation agreements
Purchase of common stock	$ (50,470)	Treasury shares purchases - cash
Proceeds from convertible notes payable	$ 300,000	Cash received
Payment on convertible interest	$ (26,164)	Cash payments
Payment on convertible notes payable	$ (40,000)	Cash payments

Liquidity and capital resources - continued

Net cash used by operating activities for the year ended June 30, 2008 amounted to $274,935 which mainly consists of the net loss of $841,938 for the year ended June 30, 2008 plus the following: 1) $830,406 change in warrant and derivative financial liabilities, 2) $784,894 increase in accounts receivable, 3) $1,033,434, increase in film costs, 4) $380,000 of gain on disposition of assets , and 5) miscellaneous items of $173, offset by 1) $46,710 in depreciation expense, 2) $2,893,725 amortization of film costs, 4) $73,000 reserve for doubtful accounts, 4) $38,200 stock issued for compensation, 5) $442,065 of amortization of debt discount, 6) $55,365 decrease in other assets, 7) 46,845 increase in accounts payable, offset by

Cash used by financing for the year ended June 30, 2008 amounted to $319,124.  This consisted of the following: 1) $87,490 in payments of investors production and participations loans, 2) $26,164 payments of interest expense on convertible notes, 3) $40,000 pay down of principal on a convertible note, 4) $1,115,000 in payments on investor participation notes payable  and 5) $50,470 used to purchase treasury shares offset by 1) $700,000 proceeds from investor production and development loans, and  2) $300,000 proceeds from issuing convertible debt.

In June 2008 the Company amended two production participation notes having an aggregate principal balance of $1,405,000 to include a conversion feature. Accordingly, the notes are now classified as convertible debentures. The revised terms of the amended  investor production participation notes  are consistent with the existing terms of the convertible debentures outstanding. The Company did not issue any warrants in conjunction with the modification of the investor production participation notes.

The Company evaluated the modification of the note pursuant to EITF Issue Nos. 96-19, 02-04, and 06-06. The evaluation of the revised terms resulted in the recording additional debt discount and a derivative liability for the conversion feature.

In its normal course of business as a film entertainment producer who provides production service, FMYR makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $350,000. At June 30, 2008 FMYR had outstanding commitments of approximately $ 350,000.

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

The recurring cash commitments of FMYR at June 30, 2008 are as follows:

Future annual debt maturities (including the convertible notes net of discount):

Year Ending
June 30,

2008	$2,199,701

Total	$2,199,701

Accounts payable and accrued liabilities:

Description

Accounts payable		$66,534
Accrued Interest, professional fees and other		195,709

Total		$262,243

Future annual minimum lease payments under operating leases:

Period Ending
June 30,
	$
2009		38,400
2010		-

Total		$38,400

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits		$18,000
Rent		3,200
Parking		500
Telephone and communications		23,250
Directors, officers and corporate insurance		1.000
Accounting and auditing		7,000

Total		$31,950

Estimated Future Cash Requirements

FMYR’s estimate of net cash requirements for overhead for the next twelve months subsequent to June 30, 2008, is approximately $40,000 (including the above monthly fixed cost estimate of $31,950) per month for a twelve month total of $480,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $1,500,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMYR will be entirely financed through outside sources.  In March 2006 FMYR paid Tau Entertainment ( Elisa Salinas) the $1,300,000. . In March 2005 the Company received a  $2,179,719 advance from Elisa Salinas  . The $2,179,719 advance is restricted to use and has been invested in the productions of: $1,719,719 in Borderland, $250,000 in Wickerman, and $130,000 in Room Service  .  At December 31, 2005, Freedoms Films has invested $2,148,895 in Borderland and in 2006 invested an additional $206,297. Scorched Earth invested $500,000 in Borderland, and additional $72,500, and E F F Partners, LLC invested a total of $800,000 with $346,514, in White Air, $68,486, in The Tenant, $300,000 in Day of the Dead, and $85,000 in Rin Tin Tin.

On May 18, 2007 and August 17, 2007, the Company through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”) entered into a financing agreement with Gary Granstaff, a private individual and Dr. Raja H. Ataya MD,, a private individual..  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, Righteous Kill.  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya M.D  a Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues ( primarily producer fees) for inpertuity.  Further details is that Dr. Raja H. Ataya M.D., whereby for the sum of US$200,000 Ataya would received 1% of the film net revenues received by EFFI and EFFPC on a going forward basis. Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going forward basis.  Dr. Ataya has no recourse to the company for payments due unless the Company has net revenues from its applicable film projects. During the 4th quarter ending June 30, 2008 the Company through its wholly-owned subsidiaries, Eff Independent, Inc. ( “EFFI”) and Emmett Furla Productions Corp. ( “EFFPC”)  received $500,000 from Justin Holecek and would receive 12.5% of the films net revenues received by EFFI and EFFPC on an a going-forward basis. Mr. Havlecek has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects. Additionally, Mr. Randall Emmett, a Director and Officer of the Company personally guaranteed $250,000 of the amount Mr. Holecek paid.  Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Md. Granstaff and Dr. Ataya and Mr. Holecek’s amount as Loan Participant Payable.

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

In June, 2005, two new entities were created EFF Features LLC (EFFFL) and EFF Partners LLC (EFFPL) to engage in the filmed entertainment industry. More specifically to invest in development and/or production film projects from time to time. Family Room Entertainment Corporation (FMYR) is the Managing Member of both entities and will receive a 2% annual management fee. At June 30, 2008 E F F Feature, LLC was inactive while E F F Partners, LLC has an $800,000 investment made in Fiscal 2006.

In 1st Quarter of 2006 EFFPL had a new member who contributed $300,000 and in the 2nd Quarter of 2006   EFFPL had an additional new member who contributed $500,000 and will share in the net profits of film projects that EFFPL invest in. and the film projects invested therein are on a 50/50 basis with FMYR. The projects that EFFPL has invested in are 1) $85,000 into the Rin Tin Tin film project and 2) $346,415 into the White Air film project, $300,000 into the Day of the Dead film project and $68,486 in The Tenant film project.

Going Concern:

As shown in the accompanying financial statements, the Company experienced a significant net loss in the year ending June 30, 2008, and generated negative cash flows from operating activities and as of June 30, 2008, has an accumulated deficit of $24,117,292 and its total liabilities exceed its total assets by $3,514,678.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Important event:

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation approved the following corporate actions, which took effect on February 29, 2008: 1) approved a reverse split of the Common Stock in an exchange ratio of one newly issued share for each 200 outstanding shares of Common Stock;  2) approved an amendment to the Certificate of Incorporation to change the Company’s common stock par value from $0.01 to a par value of $0.001; and 3) ratified the appointment of PMB Helin Donovan, LLP, as the Company’s independent auditors for the fiscal year ending June 30, 2008.

In conjunction with the reverse split, Family Room Entertainment Corporation’s OTCBB symbol was changed from “FMLY” to “FMYR.”

Subsequent event:

In early part of July, 2008 FMLY/FMYR made payments on its Due to Investor Productions Payable (see Note 7) as follows:

Tau Entertainment (Elisa Salinas)	$204,067
Scorched Earth Entertainment	74,851
Freedom Films	308,874
$587,792

On September 17, 2008, FMRY issued a promissory note to four entities for an aggregate of $130,000.  This amount consists of $65,000 of principle and $65,000 of interest and is collateralized out of the  net Producer’s Fee FMRY is to receive for services performed for the picture “Conan the Barbarian” which is anticipated to be received on or before April 30, 2009.

ITEM 7.                      Financial Statements

The report of our independent auditors and our financial statements are set forth in this report beginning on Page
F-1.

ITEM 8.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A.                      Controls and Procedures

(a)           Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ended June 30, 2008, covered by this annual report (the “Evaluation Date”).

Based on such the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were deficient as of the end of the period covered by this report as discussed below.

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

ITEM 8A(T).    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b) we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act 15d-14 as of the end of the year covered by this report.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective in timely alerting them to material information relating to us that is required to be included in our periodic SEC reports and to ensure that information required to be disclosed in our periodic SEC reports is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure as a result of any deficiency detected in our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for Family Room Entertainment in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

(i)	require the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of Family Room Entertainment are being made in accordance with authorizations of management and directors of Family Room Entertainment;

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Family Room Entertainment’s assets that could have a material effect on the financial statements,

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management periodically assesses our internal controls over financial reporting based upon the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, including testing, our management determined that as of June 30, 2008 we had the following material weakness in our internal control over financial reporting:

1.
Deficiencies in Segregation of Duties. Family Room Entertainment lacked adequate segregation of duties in our financial reporting process, as our Acting CFO serves as our only qualified internal accounting and financial reporting personnel, and as such, performs substantially all accounting and financial reporting functions with the assistance of an inexperienced internal staff.

This annual report does not include an attestation report of Family Room Entertainment’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Family Room Entertainment’s registered public accounting firm pursuant to temporary rules of the SEC that permit Family Room Entertainment to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

To address and remediate these material weaknesses discussed above, we implemented the following changes to our internal controls over financial reporting during the period covered by this report:

For the material weakness concerning deficiencies in segregation of duties, we have engaged the services of an experienced account to consult with us in regards to accounting and disclosures matter. When our financial position improves, we will seek to hire additional personnel who are experienced accounting professional to fill the position.

No changes to our financial statements as filed with the SEC have been required as a result of the ineffectiveness of our previously identified internal disclosure controls and procedures.

Other than the items identified above, during the fourth fiscal quarter included in this report, there was no change in Family Room Entertainment’s internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

 ITEM 8B.

                 NA

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and all positions with FMYR currently held by each person who may be deemed an executive officer of FMYR. Executive officers serve at the discretion of the Board of directors. Unless otherwise noted, all references to FMYR include Family Room Entertainment Corporation and all its wholly owned subsidiaries:

The following table sets forth the directors and executive officers of FMYR

Name                                                                Age                                Executive Position Held

George Furla                                                     49                                  Co-Chairman, Chief Executive
  Officer and President
Randall Emmett                                                39                                  Co-Chairman, Chief Operating
                                                                                                                  Officer and Assistant Secretary

Anthony Cataldo                                            55                                   Director

Stanley Tepper                                                64                                   Acting Executive VP of Finance & Accounting &
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

ANTHONY J. CATALDO, is a nominee for our board.   During the past five (5) years, Mr. Cataldo has served as non-executive chairman of the board of directors of BrandPartners Group, Inc. (OTC BB:BPTR) a provider of integrated products and services dedicated to providing financial services and traditional retail clients with turn-key environmental solutions from October 2003 through August 2006. Mr. Cataldo also served as non-executive co-chairman of the board of MultiCell Technologies, Inc. (OTC BB: MUCL) a supplier of functional, non-tumorigenic immortalized human hepatocytes from February 2005 through July 2006. Mr. Cataldo has also served as executive chairman of Calypte Biomedical Corporation (AMEX: HIV), a publicly traded biotechnology company, involved in development and sale of urine based HIV-1 screening test from May 2002 through November 2004. Prior to that, Mr. Cataldo served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the executive producer or producer of several motion pictures. From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC (OTC BB:SNTKY), a publicly traded technology company involved in age-related therapies.

stanley tepper- ACTING Executive VP of finance & accounitng/ chief financial officer:  Mr. Tepper has held senior management positions with various entities. During the period from February, 1998 through March 2000 Mr. Tepper was Controller of Operations for Time/Warner/Village Roadshow Pictures joint venture. Prior to that Mr. Tepper has over 30 years of experience  as senior management in accounting and finance , principally in the entertainment industry such entities as Time/Warner/Orion Pictures joint venture,  Satori Film, ALMI Distribution/RKO Warner Theaters, and the Cannon Group, Inc and other organizations including but not limited ot not for profit NUAF.org, etc. Mr. Tepper began his career with Price Waterhouse, New York.  He earned a BS degree from Southeastern University of Washington, DC with a major in accounting and minor in computer methodology

Committees of the Board
All proceedings of the two member board of directors for the year ended June 30, 2008 were conducted by resolutions consented to in writing by either one or both directors and filed with the minutes of the proceedings. We currently do not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Since there are only two directors, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are already being adequately performed by the board of directors and these committees would be the same two board members in any case.

We do not have any written policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chairman, George Furla, at the address appearing on the first page.  FMYR does request any shareholder who wishes to communicate with our board of directors may do so by the companies Investment Relations contact phone number (323) 993-7317, emailing the company directly to IR@fmlyroom.com , and/or doing a direct written addressing to the Board of Directors and/or the attention of  our Chairman, George Furla, at the address appearing on the first page.

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

Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2008, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM  10.     EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by FMYR for services rendered during the fiscal years ended June 30, 2008 and 2007, respectively, to FMYR’s Chief Executive Officer, President and Chief Financial Officer during such period.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Furla.	2008	0	0	0	0	0	0	176,856	176,856
Co-Chairman	2007	0	0	0	0	0	0	669,825	669,825
CEO & President	2006	0	0	0	0	0	0	549,819	549,819

Randall Emmett	2008	0	0	0	0	0	0	400,957	400,957
Co-Chairman	2007	0	0	0	0	0	0	752,050	752,050
COO & Assistant	2006	0	0	0	0	0	0	722,043	722,043
Secretary

Stanley Tepper	2008	0	0	0	0	0	0	75,000	75,000
Acting Executive	2007	0	0	0	0	0	0	36,000	36,000
VP of Finance %	2006	0	0	0	0	0	0	50,000	50,000
Acting CFO

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards as of June 30, 2008 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
George Furla.	O	o	o	o	o	o	o	o	o
Randall Enmmett	O	o	o	o	o	o	o	o	o
Stanley Tepper	O	o	o	o	o	o	o	o	o

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Furla	0	0	0	0	0	0	0
Randall Emmett	0	0	0	0	0	0	0
Anthony Cataldo	0	0	0	0	0	0	0

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of FMYR's Common Stock as of June 30, 2076 based on information available to FMYR by (I) each person who is known by FMYR to own more than 5% of the outstanding Common Stock based upon reports filed by such persons within the Securities and Exchange Commission; (ii) each of FMYR's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of FMYR as a group.

Name and Address of                                                          Number of Shares
    Beneficial Owner                                                             Beneficially Owned                (1) Percentage
---------------------------                                                            ------------------------                   ------------------
George Furla
c/o Sunset Gower Studios
1438 North Gower Street
Box 68, Building 35 Suite 555
Hollywood,  CA.   90028                                                        1,165,614                                        8.8%

Randall Emmett
c/o Sunset Gower Studios
1438 North Gower Street
Box 68, Building 35 Suite 555
Hollywood,  CA.    90211                                                                     0                                           0%

Total                                                                                          1,165,614                                        8.8%
---------                                                                                       -------------                                       -------

(1) Percentage of ownership is based on 13,225,203 shares of Common Stock outstanding on September 30, 2008.  Shares of Common Stock subject to stock options, warrants and convertible securities which are currently exercisable or convertible or will become exercisable or convertible within 60 days after September 30, 2008 are deemed outstanding for computing the percentage of the person or group holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person or group. In August, 2006 FMYR started a buyback program whereby as of June 30, 2008 has approximately 522,684 at an average of  $0.52 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On a majority of the projects FMYR undertakes, FMYR’s chief executive officer and chief operating officer have contractual arrangements with FMYR that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMYR in providing the underlying services.  During the year ended June 30, 2008, these executive officers received compensation totaling $577,813 under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  During the year ended June 30, 2007, these executive officers received compensation totaling $1,421,875 under these contractual arrangements.

During the fiscal year ending June 30, 2008, FMYR received payments under certain agreements, in relation to producer fees, for certain FMYR’s affiliations with third party film producers/financiers. Through June 30, 2008, FMYR paid to George Furla $ 176,856 and Randall Emmett $400,957.

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

FMYR contracted Stanley Tepper, as the Acting Executive VP Finance and Accounting/CFO through, AGSInc., business financial entertainment accounting production service consulting company.  AGSInc., received contracted consulting fees for the year ended June 30, 2008 and 2007 of $196,281 and $ 156,565 respectively.  Out of these funds, Mr. Tepper received $75,000 and $ 36,000 for the year ended June 30, 2008 and 2007 respectively for arranged consultation of AGSI, Inc.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
        ( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
         ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
        (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K
Date	Subject
2/29/08	ITEM 5.02, 7.01: Appointment of director, name and symbol change
9/2/08	ITEM 8.01: Address change, and shares outstanding

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the year ended June 30, 2008 have been audited by our principal accountant PMB Helin Donovan, LLP, and 2008  Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by our principal account.  The percentage of hours expended on the audit by persons other than full time, permanent employees of our principal accounts was zero.

	For the Year Ended June 30,
	PMB Helin Donovan, LLP	PMB Helin Donovan, LLP .
	2008	2007
Audit Fees	75,000	$67,000
Audit-Related Fees	-	$-
Tax Fees	-	$-
All Other Fees	-	$-
Total Fees	75,000	$67,000

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

Date October 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George Furla                                          Director, Chief Executive Officer,                                                                    October 14, 2008
     George Furla                                           President and Chief Accounting Officer

/s/ Randall Emmett                                      Director, Chief Operating Officer                                                                    October 14, 2008
     Randall Emmett                                      Assistant Secretary

/s/Anthony Cataldo                                   Director                                                                                                                October 14,  2008
    Anthony Cataldo

/s/ Stanley Tepper                                      Acting Executive VP Finance & Accounting
      Stanley Tepper                                      Chief Financial Officer                                                                                       October 14, 2008

Family Room Entertainment Corporation

Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007

Family Room Entertainment Corporation

Consolidated Financial Statements
For the Years Ended June 30, 2008 and 2007

C   O   N   T   E   N   T   S

Report of Independent Registered Public Accountants

To the stockholders and Board of Directors of
Family Room Entertainment Corporation

We have audited the accompanying consolidated balance sheets of Family Room Entertainment Corporation (“the Company”), a New Mexico corporation, as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the fiscal years ending June 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Family Room Entertainment Corporation as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the fiscal years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company experienced a significant net loss in the year ending June 30, 2008, and generated negative cash flows from operating activities and as of June 30, 2008, had an accumulated deficit of $24,117,292 and its total liabilities exceeded its total assets by $3,514,678.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  In the event additional funds are raised, continuation of the business thereafter is dependent upon the ability of the Company to achieve sufficient cash flow.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

/s/PMB Helin Donovan LLP
San Francisco, California
October 13, 2008

Family Room Entertainment Corporation
Consolidated Balance Sheets
As Of June 30, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$48,843	$668,773
Accounts receivable (net of reserve of $73,000 and $0, respectively)	711,894	-
Film costs, net	4,744,914	6,605,205
Property and equipment, net	37,528	58,168
Prepaid expenses and other current assets	7,660	63,959
Deposits	18,270	18,270

Total Assets	$5,569,109	$7,414,375

Liabilities and Shareholders' Deficit
Liabilities
Notes payable under film participation agreements	$5,969,921	$7,957,412
Convertible notes payable, net of discount	2,199,701	508,419
Accounts payable and accrued liabilities	259,443	239,696
Warrant liability	52,528	924,159
Derivative liability	602,194	445,159
Total Liabilities	9,083,787	10,074,845

Equity and Shareholders' Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.001 par value; 2,000,000,000 shares authorized;
12,141,870 and 9,996,500 shares issued, respectively, and
12,014,470 and 9,346,416 shares outstanding, respectively	12,141	9,997
Additional paid-in capital	20,603,609	20,692,540
Treasury stock, 127,400 and 178,029 shares at cost, respectively	(13,136)	(87,653)
Accumulated deficit	(24,117,292)	(23,275,354)
Total Equity and Shareholders' Deficit	(3,514,678)	(2,660,470)

Total Liabilities and Shareholders' Deficit	$5,569,109	$7,414,375

The accompanying notes are an integral part of these financial statements.

Family Room Entertainment Corporation
Consolidated Statements of Operations
For the Years Ended June 30, 2008 and 2007

	2008	2007
Gross Margin
Revenues	$3,230,567	$1,611,298
Amortization of film costs	(2,893,725)	(2,563,335)
Distribution costs	(482,914)	(7,953)

Gross Margin	(146,072)	(959,990)

Selling, general and administrative expenses (1)	(1,269,060)	(1,488,979)

Loss from Operations	(1,415,132)	(2,448,969)

Other Income and Expenses
Interest income	2,878	4,396
Other income	380,000	28,848
Change in value of warrant liability	871,658	216,737
Change in value of derivative liability	(41,252)	553,649
Interest expense	(640,090)	(1,595,940)
Total Other Income and Expenses	573,194	(792,310)

Net Loss	$(841,938)	$(3,241,279)

Net earnings/(loss) per common share, basic	$(0.09)	$(1.37)

Weighted average number of shares, basic	9,601,317	2,364,805

(1) Non-cash share-based compensation included in
Selling, general and administrative expenses:	$38,200	$66,600

The accompanying notes are an integral part of these financial statements.

Family Room Entertainment Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Years Ended June 30, 2008 and 2007

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at June 30, 2006	999,121	$999	$19,691,270	$-	$(20,034,112)	$(341,843)

Purchase of common stock	-	-	-	(87,653)	-	(87,653)

Common stock issued for convertible interest	779,408	780	158,323	-	-	159,103

Common stock issued for note principal	7,777,971	7,778	667,487	-	-	675,265

Common stock issued for services	440,000	440	175,460	-	-	175,900

Miscellaneous adjustment	-	-	-	-	37	37

Net loss	-	-	-	-	(3,241,279)	(3,241,279)

Balance at June 30, 2007	9,996,500	9,997	20,692,540	(87,653)	(23,275,354)	(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(522,684)	(522)	(124,465)	124,987	-	-

Effect of reverse split (rounding)	1,384	-	-	-	-	-

Common stock issued for services	2,666,667	2,666	35,534	-	-	38,200

Net loss	-	-	-	-	(841,938)	(841,938)

Balance at June 30, 2008	12,141,867	$12,141	$20,603,609	$(13,136)	$(24,117,292)	$(3,514,678)

The accompanying notes are an integral part of these financial statements.

Family Room Entertainment Corporation
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net loss	$(841,938)	$(3,241,279)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	46,710	27,711
Amortization of film costs	2,893,725	2,563,335
Bad debt (reserve for doubtful accounts)	73,000	-
Gain on disposition of investor participation loans	(380,000)	-
Common stock issued for accrued interest	-	159,103
Common stock issued for services and compensation	38,200	175,900
Change in value of warrant liability	(871,658)	(216,737)
Change in value of derivative liability	41,252	(553,649)
Amortization of debt discount	442,065	1,038,469
Interest recognized in connection with issuance of convertible debt	-	384,975
Amortization of loan costs	-	(47,940)
Other	(173)	12,048
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable – new	(248,000)	(1,500,000)
(Increase) decrease in accounts receivable – DOD	-	350,000
(Increase) decrease in accounts receivable - Rambo IV	-	1,500,000
Write-down of accounts receivable	-	205,000
(Increase) decrease in accounts receivable – Borderland	(536,894)	-
(Increase) decrease in film costs	(1,033,434)	(3,366,632)
(Increase) decrease in other assets	55,365	34,533
Increase (decrease) in accounts payable and accrued liabilities	46,845	(4,689)
Net cash generated by/(used in) operating activities	(274,935)	(2,479,852)

Cash flows from investing activities:
Purchase of property and equipment	(25,871)	(20,995)
Net cash generated by/(used in) investing activities	(25,871)	(20,995)

Cash flows from financing activities:
Proceeds from investor productions or participation revenue loans	700,000	2,050,000
Payments of investor productions or participation revenue loans	(87,490)	-
Purchase of common stock	(50,470)	(87,653)
Payment of deferred financing costs	-	(53,263)
Payments on investor participation notes payable	(1,115,000)	-
Proceeds from convertible notes payable	300,000	800,000
Payments on convertible interest	(26,164)	-
Payment on convertible notes payable	(40,000)	(307,036)
Net cash generated by/(used in) financing activities	(319,124)	2,402,048

Decrease in cash and cash equivalents	(619,930)	(98,799)

Cash and cash equivalents at beginning of year	668,773	767,572

Cash and cash equivalents at end of period	$48,843	$668,773

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$26,164	$38,499
Taxes	$-	$-

During the year ended June 30, 2008, the Company entered into the following non-cash transactions:
•	Transferred $1,405,000 of notes payable under investor participation loans to convertible debt.
•	Issued 2,666,667 shares of common stock for the payment of consulting services and compensation, valued at $38,200

During the year ended June 30, 2007, the Company entered into the following non-cash transactions:
•	Issued 8,557,379 shares of common stock for the payment of principal and interest on convertible notes, valued at $834,368
•	Issued 440,000 shares of common stock for the payment of consulting services and compensation, valued at $175,900

The accompanying notes are an integral part of these financial statements.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2008, its total liabilities exceeded its total assets by $3,514,678.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs as well moved again to smaller reduced offices in 2008 to substantially reduce its rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.           Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FMYR and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Unclassified Consolidated Balance Sheet

In accordance with the provisions of Statement of Position 00-2 (“SOP 00-2”), FMYR presents an unclassified consolidated balance sheet because FMYR has an operating cycle of approximately three years.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

2.
Royalties – Royalty and profit participation are recognized when the amounts are known and the receipt of the royalties is reasonably assured.  Accordingly, recognition generally occurs upon receipt (usually quarterly or semi-annually); and

3.
Distribution Revenues – Distribution Revenues are recognized when earned and appropriately reported by third (3rd) party Distribution companies and recorded Gross along with any distribution expenses charged by the Distributor and upon receipt of such revenues.

4.
Producer Development, Production Service Fees and Film Distribution Fees – As these services are provided, these fees are invoiced by FMYR to the third party financiers and producers and are recognized when the amount has been determined and receipt is reasonably assured.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the year ended June 30, 2008 and 2007, FMYR incurred exploitation costs of $20,502 and $71,625 respectively.

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

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

During the twelve-month periods ending June 30, 2008 and 2007, the Company recorded a gain of $830,406 and $770,386, respectively, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of June 30, 2008 and June 30, 2007, the estimated fair value of the Company’s derivative liability was $602,194 and $445,159 respectively, as well as a warrant liability of $52,528 and $924,186.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at June 30, 2008 FMYR used the closing price of $0.011 the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the twelve-month period ended June 30, 2008 there was an decrease in the market value of the Company’s common stock from $0.10 to $0.011.

In valuing the debt features at June 30, 2007, FMYR used the closing price of $0.10, the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the year ended June 30, 2007, there was a decrease in the market value of the Company’s common stock from $2.92 to $0.10.

Cash Equivalents

FMYR considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Business Segment

The Company operates in a single business segment.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

On July 1, 2007, the Company adopted the provisions of FIN 48.  This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions.  Management believes that adoption of this Interpretation did not have a material impact on the Company’s financial statements.

Interest

Costs associated with the maintenance of debt are charged to expense or capitalized to the extent debt is used for costs of film productions.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Net Loss per Common Share

Basic loss per common share amounts is based on the weighted average number of common shares outstanding during the respective periods.  Dilutive loss per common share amounts is based on the weighted average common shares outstanding during the period and shares assumed issued upon conversion of stock options and other financial instruments convertible into common stock, when the effect of such conversions would have been dilutive to net loss.  There is no assumed conversion of stock options, warrants or convertible debentures for 2008 or 2007 because the effect would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for under the standards prescribed by SFAS No. 123R, “Share-Based Payment.”  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The standard prescribes the expensing of the fair value of stock options granted to employees in the basic financial statements through the use of an option-pricing model.  The expense recognized with respect to unvested awards is based on the grant-date fair value and vesting schedule of those awards.  The statement applies to equity awards and to equity awards modified, repurchased, or cancelled after the effective date of adoption.

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ deficit that, under generally accepted accounting principles in the United States of America, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability.  For the fiscal years ended June 30 2008 and 2007, FMYR’s financial statements include none of the additional elements that affect comprehensive income.  Accordingly, net income and comprehensive income are identical.

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

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMYR to concentrations of credit risk.  FMYR maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the federal depository insurance limit; however, FMYR has experienced no losses on deposits.  At June 30, 2008, and June 30, 2007, the Company had balances in excess of the limit totaling $0 and $397,290, respectively.

Accounts receivable are primarily from transactions with customers in California.  FMYR performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  $696,894 of accounts receivable at June 30, 2008, of $711,894 (net of the reserve for doubtful accounts of $73,000) arose from one customer.  There were no accounts receivables at June 30, 2007.

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

In December 2007, the FASB issued FAS No. 141(R), “Applying the Acquisition Method.”  FAS No. 141(R) provides guidance for the recognition of the fair values of the assets acquired upon initially obtaining control, including the elimination of the step acquisition model.  The standard is effective for acquisitions made in fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.”  FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests.  FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”) which provides guidance for using fair value to measure assets and liabilities.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  FAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company will adopt FAS 157 effective July 1, 2008, and the adoption of FAS 157 is not expected to have a material impact to its consolidated financial position or results of operations.

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

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

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

In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles.  Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor.  The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its EITF), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

3.           Accounts Receivable

Accounts receivable at June 30, 2008 and June 30, 2007, consisted of the following:

	June 30, 2008	June 30, 2007

Accrued receivables – producer fees	$734,894	$-
Accrued distribution, royalties and other	50,000	-
Reserve for doubtful accounts	(73,000)	-
Total	$711,894	$-

At June 30, 2008, one customer accounted for $696,894 of accounts receivable.

4.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at June 30, 2008 and 2007, and the related activities during the year ended June 30, 2008 and 2007, are shown in detail below.  Substantially all film projects of the Company are intended for theatrical presentation:

Table 4A	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during year ending June 30, 2008	23,758	425,431	584,245	1,033,434

Transfers of film costs between categories for the year ended June 30, 2008	4,997,322	(4,953,433	(43,889)	-

Total film costs incurred and paid by FMYR during year ended June 30, 2008	5,021,080	(4,528,002)	540,356	1,033,434

Net film cost balance before the year ended June 30, 2008 amortization & write-offs	5,071,080	1,856,248	711,311	7,638,639

Less film cost amortization & write- offs during the year ended June 30, 2008( See Table 4D below )	(750,322)	(1,856,248)	(287,155)	(2,893,725)

Net film cost balance at June 30, 2008	$4,320,758	$-	$424,156	$4,744,914

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Table 4B	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2006	$50,000	$5,451,125	$300,323	$5,801,448

Production costs incurred during year ending June 30, 2007	2,313	1,952,464	1,412,315	3,367,092

Transfers of film costs between categories for the year ended June 30, 2007	-	533,724	(533,724)	-

Total film costs incurred and paid by FMYR during year ended	2,313	2,486,188	878,591	3,367,092

Net film cost balance before the year ended June 30, 2007 amortization & write offs	52,313	7,937,313	1,178,914	9,168,540

Less film cost amortization & write offs during the year ended June 30, 2007( See Table 4D below )	(2,313)	(1,553,063)	(1,007,959)	(2,563,335)

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is the percentage make-up of net film costs as at June 30, 2008 and 2007:

Table 4C	June 30, 2008	June 30, 2007

Borderland	91%	74%
Conan the Barbarian	6%	-%
King of California	-%	23%
Day of the Dead	1%	-%
Terror Train	1%	-%
Total of other individual projects less than 5%	1%	2%

Total	100%	100%

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs/offs for year ended June 30, 2008 and 2007:

Table 4D	Year Ended
	06/30/2008	06/30/2007
After Sex	$13,782	$990
Good Advice	723	912
Held for Ransom	12,879	330
Speedway Junkie	72	7
Borderland	711,818	-
Other	111	-
Rambo	14	896,230
Righteous Kill	262,170	-
Higher Form of Learning	91,555	-
King of California	1,521,013	-
16 Blocks	16	626
Wickerman	-	251,256
The Contract	-	401
88 Minutes	15	415
White Air	18,909	346,675
Code	52,721	32,645
Edison	8	-
Brilliant – write-off/ not being done	17,865	-
Creepshow – write-off / not being done	-	3,317
Home of the Brave	54	47,328
Saturday Night Special	-	59,737
Micronauts – write-off/not being done	38,958	16,966
Rin Tin Tin	-	180
FMYR/EFF Participation Payment	136,200	732,949
The Tenant	-	4
Total of other individuals projects with costs less than $40,000 – either amortized or write-off/ small projects not being dne	14,842	172,367

Total all projects	$2,893,725	$2,563,335

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of film revenues/fees , by project and/or type , for the year ended June 30, 2008 and 2007:

	Year Ended
	06/30/2008	06/30/2007
Producer Fees / Film Revenue
Righteous Kill	$275,000	$-
Higher Form of Learning	150,000	-
The Code	100,000	-
Mogul/Realty Show	20,000	-
Microwave Park	100,000	-
Anytown Throwdown	18,000	-
Subtotal	663,000	-
King of California	1,300,000	-
Rambo	-	1,500,000
Total Producer Fees / Film Revenue	1,963,000	1,500,000
Royalties and Other Revenue
Royalties	117,652	11,298
Distribution revenue	1,149,915	100,000
Total Royalties and Other Revenue	1,267,567	111,298

Total Revenues	$3,230,567	$1,611,298

FMLY/FMYR has a limited number of customers.  A percentage breakout of revenue by major customer follows:

	June 30,
Major Customers	2008	2007
NuImage/Millennium Films	59.59%	98.97%
Lions Gate Films	27.86%	0.00%
After Dark	6.19%	0.00%
Others, less than 5%	6.36%	1.03%

Total Revenue	100.00%	100.00%

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

5.           Property and Equipment

Property and equipment at June 30, 2008 and June 30, 2007, consisted of the following:

		June 30,	June 30,
	Life	2008	2007

Office furniture and equipment	7 years	$52,558	$52,758
Computer equipment	5 years	93,083	86,873
Software	3 years	88,956	87,641
Leasehold Improvements	1 year	20,445	1,900

Total		255,042	229,172

Less accumulated depreciation and amortization		(215,514)	(171,004)

		$37,528	$58,168

During the twelve months ended June 30, 2008 and 2007, depreciation and amortization expense was $46,710 and $27,711, respectively.

6.           Notes Payable under Film Participation Agreements

To finance funding of film projects, FMYR has obtained advances/investments from outside investors that want to participate in specific production projects and/or participation revenues.  During the years ended June 30, 2008, 2007 and 2006, the Company received an aggregate of $700,000 and $2,050,000 and $3,227,692, respectively, from Tau Entertainment (Elisa Salinas), Scorched Earth Entertainment, Freedom Films and EFF Partners LLC for investment in specific projects.

On June 27, 2005, FMYR received $500,000, plus another $72,500 during the year ended June 2006 from Scorched Earth Entertainment to invest in the “Borderland” film project.  The investor is to receive: (a) a 7% one-time finance fee; and (b) 8% annual interest on its investment in the picture.  The investor will also be permitted to designate certain pre-negotiated credits in connection with the picture as well as participate in the film’s net profits.  The investor’s participation in the net profits of the picture shall be on a proportional basis to their investment.

During the years ended June 30, 2007 and 2006  FMYR received $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0 and $800,000 respectively from EFF Partners LLC; $0 and $72,500 respectively from Scorched Earth Entertainment; $0 and $2,355,192 respectively from Freedom Films for investments in production projects; and $750,000 and $0 from Gary Granstaff for participation revenues.  During the year ended June 30, 2008, FMYR received $200,000 from Dr. Raja H. Ataya; and $500,000 from Justin Holocek for participation revenues.  During the year ending June 30, 2008, major material payments of $1,085,000 were paid to Tau Entertainment (Elisa Salinas) for King of California.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

EFF Partners LLC received $300,000 in October 2005 from outside investors, of which $272,514 was invested in White Air and $27,486 in The Tenant.  In February 2006, EFF Partners received from an outside investor, $500,000 of which $85,000 was invested in Rin Tin Tin , $41,000 was invested in The Tenant, $74,000 was invested in White Air, and $ 300,000 was invested in Day of the Dead.  During the year ending June 30, 2008 the Company repaid $10,000 in relation to Borderland , and converted the monies due by EFF Partners LLC in convertible debts amounting to Tamburello $500,000 and to Terkovich $300,000 (see Note 8).

On May 18, 2007 and August 17, 2007, the Company, through its wholly-owned subsidiaries, EFF Independent, Inc., (“EFFI”) and Emmett Furla Films Productions Corp (“EFFPC”), entered into a financing agreement with Gary Granstaff, a private individual, and Dr. Raja H. Ataya MD, a private individual.  The Granstaff Financing Agreement terms are that EFFI and EFFPC receive $750,000 in exchange for 15% of EFFI and EFFPC’s future film revenues (primarily producer fees) until the $750,000 is repaid.  Additionally, Mr. Granstaff receives an ongoing 15% interest in EFFI and EFFPC’s participation interest in the film, “Righteous Kill.”  Mr. Granstaff has no recourse to the Company for payments due unless the Company has revenues from its film projects.  The Dr. Raja H. Ataya MD Financing Agreement terms are that EFFI and EFFPC receive $200,000 in exchange for 1% of EFFI and EFFPC’s future film revenues (primarily producer fees) in perpetuity.  For the sum of US$200,000, Ataya would receive 1% of the film net revenues received by EFFI and EFFPC on a going-forward basis.  Concurrently EFFI and EFFPC entered into a consulting agreement with Tommy Lee Thomas and Jody Nolan whereby Thomas and Nolan received 0.4% the film net revenues  (mainly producer fees) received by EFFI and EFFPC on a going-forward basis.  Dr. Ataya has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects.  During the three months ending June 30, 2008 the Company through its wholly-owned subsidiaries, EFF Independent, Inc. (“EFFI”) and Emmett Furla Productions Corp. (“EFFPC”),  received $500,000 from Justin Holecek, who would receive 12.5% of the films net revenues received by EFFI and EFFPC on an a going-forward basis.  Mr. Holecek has no recourse to the Company for payments due unless the Company has net revenues from its applicable film projects.  Additionally, Mr. Randall Emmett, a Director and Officer of the Company personally guaranteed $250,000 of the amount Mr. Holecek paid.  Pursuant to guidance provided in SOP 00-2, Accounting by Producers or Distributors of Films, and EITF 88-18, Sales of Future Revenues, the Company has recorded the amounts for Mr. Granstaff, Dr. Ataya and Mr. Holecek’s amounts as Loan Participant Payable.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

As of June 30, 2008 and 2007, the balances outstanding and details of notes and loans payable are $5,969,921 and $7,957,412 respectively under film participation agreements.  The detail balances outstanding at June 30, 2008 and 2007, are as follows:

	Investor Loans				Participation Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF	Gary	Dr. Raja H.	Justin
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Granstaff	Ataya	Holecek	Totals

The Tenant	$-	$-	$-	$68,486	$-	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	-	-	4,727,411
White Air	-	-	-	346,514	-	-	-	346,514
Wickerman	250,000	-	-	-	-	-	-	250,000
King of California	1,300,000	-	-	-	-	-	-	1,300,000
Room Service	130,000	-	-	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	-	-	300,000
Rin Tin Tin	-	-	-	85,000	-	-	-	85,000
Participation Fee	-	-	-	-	750,000	-	-	750,000
Balance - June 30, 2007	3,479,719	572,500	2,355,192	800,000	750,000	-	-	7,957,411

Participation Fee	-	-	-	-	-	200,000	500,000	700,000
Special Adjustments or payments:
Agreed to Transfer Investor
to Convertible Debt	(315,000)	-	-	(790,000)	-	-	-	(1,105,000)
Adjust for projects not being
made (Room Service) and
/or Project term (Wickerman)
indicate loss and no longer due	(380,000)	-	-	-	-	-	-	(380,000)
Cash accrued payment at6/30/08	(1,085,000)	(20,000)	-	(10,000)	(74,144)	(5,221)	(8,125)	(1,202,490)
Balance - June 30, 2008	$1,699,719	$552,500	$2,355,192	$-	$675,856	$194,779	$491,875	$5,969,921

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

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

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

7.           Convertible Notes Payable

During the years ended June 30, 2005, 2006, 2007 and 2008 the Company issued notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

				Debt Feature	Initial Debt
Date of	Amount	Conversion	Term	Fair Value at	Carrying
Note	of Note	Price (1)	of Note	Issuance	Value

9-Nov-04	$2,000,000	$30.00 or 80%	2 years	$674,158	$1,032,899
24-May-06	$400,000	80%	1 year	$135,770	$264,250
5-Jun-07	$1,000,000	$0.10 (2)	2 years	$1,000,000	$-
30-Sep-07	$300,000	80%	2 years	$24,722	$275,278
1-Jan-08	$500,000	80%	2 years	$41,204	$458,796
21-Jun-08	$290,000	80%	2 years	$23,896	$266,104
30-Jun-08	$315,000	80%	2 years	$25,961	$289,039

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price.

Date of Warrants	Number of	Market Price	Exercise	Term of	Fair Value	Fair Value	Fair Value
Issued	Warrants	at issue date	Price	Warrants	at Issuance	6/30/2007	6/30/2008
November 4, 2004	33,333	$16.40	$24.00	5 years	$104,894	$96	$1
November 4, 2004	83,333	$16.40	$30.00	5 years	$262,460	$239	$1
June 5, 2007	5,000,000	$0.14	$0.10	5 years	$565,376	$468,336	$29,032
June 5, 2007	5,000,000	$0.14	$0.20	5 years	$551,018	$455,515	$23,494

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

Notes payable –	June 30,	June 30,
Convertible debt	2008	2007

Gross Notes payable Convertible debt	$2,992,401	$1,627,401
Less unamortized debt issue costs	792,700	1,118,982
Notes payable Convertible debt	$2,199,701	$508,419

Unamortized Debt Discount
Yearly Activity	Date	Activity Explanation
$1,157,451	6/30/2006	Year-end Balance
$(1,038,469)	6/30/2007	Debt amortization
$1,000,000	6/30/2007	Adjustment for new debt
$1,118,982	6/30/2007	Year-end Balance
$(326,282)	6/30/2008	Debt amortization
$792,700	6/30/2008	Year-end Balance

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of June 30, 2008 and June 30, 2007, the Company has incurred no liquidating damages.

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

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

Debt Features (continued)

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values.  After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the twelve months ended June 30, 2008 and 2007, the Company accreted $442,065 and $1,038,469, respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrant amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at June 30, 2008 and June 30, 2007, the company used the closing price of $0.011 and $0.10, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 217% and 164%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at June 30, 2008, had decreased to a fair value of $52,528 from prior year, due to the drop in the stock price of the Company’s common stock, which resulted in an “other income” item of $855,615 on the Company’s books.  The warrant derivative liability at June 30, 2007 had increased from prior year to a fair value of 924,159 due to the issuance of two new warrants, offset by the decrease in the stick price, which resulted in an “other income” of $214,904 on the Company’s books.

 The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

Debt Features  (continued)

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity.  There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option.  The debt features represents an embedded derivative that is required to be accounted for apart from the underlying Notes.  At issuance of the Notes, the debt features had an estimated initial fair value, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the debt features at June 30, 2008 the Company used the closing price of $0.011 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 217%.  For the year ended June 30, 2008, the estimated value of the debt features increased to $602,194 as a result of new convertible debt issued during the year, thus the Company recorded “other expense” on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $41,252.  For the year ended June 30, 2007, mainly due to a decrease in the market value of the Company’s common stock, the Company recorded an “other income” on the consolidated statement of operations for the change in fair value of the debt features of approximately $553,649.

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

The significant fluctuations can create significant income and expense items on the financial statements of the company.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

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

For the year ended June 30, 2008 and 2007, the Company recorded other income of $830,406 and $770,386 related to the change in value of the debt features and the decrease in value of the warrants, respectively.

For the year ended June 30, 2008 and 2007, the Company recorded $326,282 and $1,038,469 of interest expense/(income) related to the accretion of debt related to the convertible financing.

For the twelve months ended June 30, 2008:

$871,658	income, decrease in value of 2004, 2006, 2007 and 2008 warrant liability
(41,252)	expense, increase in value of 2004, 2006, 2007 and 2008 derivative liability
$830,406	other income related to convertible debt

For the twelve months ended June 30, 2007:

$216,737	income, decrease in value of 2004, 2006 and 2007 warrant liability
553,649	income, increase in value of 2004 and 2006 derivative liability
$770,386	other income related to convertible debt

For the twelve months ended June 30, 2008:
$413,442	of interest expense related to accretion of 2007 convertible debt
28,623	of interest expense related to accretion of 2008 convertible debt
$442,065	of interest expense related to convertible debt

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

Debt Features (continued)

For the twelve months ended June 30, 2007:
$817,057	of interest expense related to accretion of 2005 convertible debt
111,745	of interest expense related to accretion of 2006 convertible debt
109,667	of interest expense related to accretion of 2007 convertible debt
$1,038,469	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of June 30, 2007 and June 30, 2008 was:

$439,753	June 30, 2006 value
1,000,000	Increase in 2007 convertible debt
(1,000,000)	Increase in discount
(672,767)	Conversion of debt to common shares
(297,036)	Repayment of debt
1,038,469	Accretion of convertible debt
$508,419	June 30, 2007 carrying value of debt

$508,419	June 30, 2007 value
1,405,000	Increase in 2008 convertible debt
(115,783)	Increase in debt discount
(40,000)	Repayment of debt
442,065	Accretion of convertible debt
$2,199,701	June 30, 2008 carrying value of debt

The balance of the carrying value of the derivative liability as of June 30, 2007 and June 30, 2008 was:

$930,227	June 30, 2006 value of derivative liability
68,581	original values of 2007 derivative liability
(415,663)	decrease in values of 2004 derivative liability
(139,819)	decrease in values of 2006 derivative liability
1,833	increase in values of 2007 derivative liability
$445,159	June 30, 2007 value of derivative liability

$445,159	June 30, 2007 value of derivative liability
24,722	original values of 2007 derivative liability
91,061	original values of 2008 derivative liability
34,059	increase in values of 2007 derivative liability
7,193	increase in values of 2008 derivative liability
$602,194	June 30, 2008 value of derivative liability

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

7.           Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the warrant liability as of June 30, 2007 and June 30, 2008 was:

$24,529	June 30, 2006 value of warrant liability
1,116,367	Original carrying values of 2007 warrant liability
(24,529)	decrease in value of 2004 warrant liability
(192,208)	decrease in values of 2007 warrant liability
$924,159	June 30, 2007 value of warrant liability

$924,159	June 30, 2007 value of warrant liability
(333)	decrease in value of 2004 warrant liability
(600,630)	decrease in value of 2007 warrant liability
(270,668)	decrease in values of 2008 warrant liability
$52,528	June 30, 2008 value of warrant liability

Restructuring of Investor Production / Participation Notes

In June 2008 the Company amended two production participation notes having an aggregate principal balance of $1,405,000 to include a conversion feature. Accordingly, the notes are now classified as convertible debentures. The revised terms of the amended investor production participation notes  are consistent with the existing terms of the convertible debentures outstanding. The Company did not issue any warrants in conjunction with the modification of the investor production participation notes.

The Company evaluated the modification of the note pursuant to EITF Issue Nos. 96-19, 02-04, and 06-06. The evaluation of the revised terms resulted in the recording additional debt discount and a derivative liability for the conversion feature.

8.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at June 30, 2008 and June 30, 2007, consisted of the following:

	June 30, 2008	June 30, 2007

Accounts payable	$63,734	$186,781
Accrued interest payable	195,709	51,981

	$259,443	$238,762

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

9.           Income Taxes

FMYR has incurred significant operating losses since its inception and, therefore, has not generally incurred federal income taxes.

	2008	2007
Income tax provision
Current	$-	$-
Deferred	-	-
Total	$-	$-

As of June 30, 2008, FMYR had net operating loss (“NOL”) carry forwards for income tax purposes of approximately $12,514,438, which expire in 2008 through 2027.  Under the provisions of Section 382 of the Internal Revenue Code the greater than 50% ownership changes that occurred in FMYR in connection with the Sales Transaction, subsequent Asset Purchase and private placement of FMYR’s common stock severely limited FMYR’s ability to utilize its NOL carry forward to reduce future taxable income and related tax liabilities.  Additionally, because the United States tax laws limit the time during which NIL carry forwards may be applied against future taxable income, FMYR will be able to use only a portion of its NOL for federal income tax purposes should FMYR generate sufficient taxable income.

The composition of deferred tax assets and the related tax effects at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating losses	$4,943,203	$4,534,245
Accounts receivable - allowance for doubtful accounts	-	-
Valuation allowance	(4,940,203)	(4,531,245)
Total deferred tax assets	3,000	3,000

Deferred tax liabilities:
Basis of property and equipment	(3,000)	(3,000)
Net deferred tax asset	$-	$-

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

9.           Income Taxes (continued)

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended June 30, 2008 and 2007 is as follows:

	2008		2007
	Amount	Percent	Amount	Percent

Benefit for income tax at federal
statutory rate	$286,259	34%	$1,102,035	34%
State taxes benefit, net of federal cost	46,307	6%	179,805	6%
Non-deductible expenses related to convertible debt and derivative financial instruments	85,510	10%	(332,294)	(10)%
Other, including non-deductible
business meals and entertainment	(12,118)	(2)%	(16,207)	(1)%
Change in valuation allowance	(405,958)	(48)%	(933,339)	(29)%

	$-	0%	$-	0%

FMLY made no cash payments for income taxes during the years ended June 30, 2008 and 2007

10.           Lease Agreement

FMYR operates in leased facilities under a one year lease agreement with a right of extension and renewal with a current base rental rate of approximately $3,200 per month for approximately 2,000 square feet.  The lease expired on June 30, 2008.  The Company signed a short-term lease for a smaller office in the same facility.  This lease expires on June 30, 2009.  Total future minimum lease commitment is $38,400 for the year ended June 30, 2009.  FMYR also had an equipment lease, which was for three years and ended in August 2008.  Total rent expense under operating leases for the years ended June 30, 2008 and 2006 was $91,982 and $125,259, respectively.

11.           Stockholders’ Equity

Common Stock

On January 24, 2008, the Annual Meeting of Stockholders of Family Room Entertainment Corporation approved the following corporate actions, which took effect on February 29, 2008: 1) approved a reverse split of the Common Stock in an exchange ratio of one newly issued share for each 200 outstanding shares of Common Stock; and 2) approved an amendment to the Certificate of Incorporation to change the Company’s common stock par value from $0.01 to a par value of $0.001.

11.           Stockholders’ Equity (continued)

Common Stock (continued)

All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been restated to reflect the effect of the stock split for all periods presented.  Stockholders’ Equity reflects the stock split by reclassifying from “Additional Paid-In Capital” to “Common Stock” an amount equal to the par value of the additional shares arising from the split.

In conjunction with the reverse split, Family Room Entertainment Corporation’s OTCBB symbol was changed from “FMLY” to “FMYR.”

During the year ended June 30, 2008 FMYR issued or approved for issue 2,145,367 shares, of which 2,666,667 shares of common stock for consulting services related to film projects, legal services and compensation of key employees, 1,384 shares were issued in conjunction with the reverse split, and (522,684)  shares were purchased back by the Company.

During the year ended June 30, 2007 FMYR issued or approved for issue 8,997,379 shares, of which 8,557,379 shares were issued for the conversion of convertible debt and interest and 440,000 shares of common stock for consulting services related to film projects, legal services and compensation of key employees.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method.  Share-based compensation expense related to stock options was nil for the year ended June 30, 2008, and 2007.  During the years ended June 30, 2008 and  2007, the Company granted no performance based options to employees.

Family Room Entertainment Corporation 2008 Consulting and Legal Services Plan (the “Plan”).  Under the Plan, as amended, FMYR is authorized to issue up to 2,000,000 shares of common stock to compensate key consultants and legal services providers to FMYR.  1,000,000 shares were issued in June 2008 for services valued at $13,200.

Since September 2004, a total of 194,921 shares reserved for issuance under the 2004 Plan were issued through June 30, 2008, and an additional 30,079 remain available for future issuances.

During the year ended June 30, 2008, FMYR issued no warrants.  The warrants issued during the year ended June 30, 2007 in connection the funding of convertible debt were treated as derivative financial instrument liabilities.  See Note 8 for further discussion.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

11.           Stockholders’ Equity (continued)

Common Stock (continued)

All warrants outstanding at June 30, 2008 are currently exercisable.  A summary of outstanding stock warrants at June 30, 2008 and 2007 follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
116,667	November 2009	1.5	$24.00
5,000,000	June 2011	3.0	$0.10
5,000,000	June 2011	3.0	$0.20

10,116,667

                 Issuances of Common Stock

During the year ended June 30, 2008, FMYR issued 2,666,667 shares of common stock for payment of $38,200 of consulting expense.

During the year ended June 30, 2007, FMYR issued 8,557,379 shares of common stock to convert $159,103 of accrued interest and $675,265 of debt principal to equity, and 440,000 shares for payment of $175,900 of consulting expense.

12.           Claims and Contingencies

None.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

13.           Major Customers and Concentrations

FMYR’s revenues were derived from a limited number of customers in the motion picture industry during the six months ended June 30, 2008 and 2007.  Following is an analysis of major customers for the years ending June 30, 2008 and 2007:

	2008	2007
Number of customers accounting for more than 10% of revenue	2	1

Percentage of total revenue derived from largest customer	59%	98%

Percentage of total revenue derived from second largest customer	28%	1%

14.           Related Party Transactions

On a majority of the projects FMYR undertakes, FMYR’s chief executive officer and chief operating officer have contractual arrangements with FMYR that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMYR in providing the underlying services.  During the year ended June 30, 2008, these executive officers received compensation totaling $577,813 under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.  During the year ended June 30, 2007, these executive officers received compensation totaling $1,421,875 under these contractual arrangements.

During the fiscal year ending June 30, 2008, FMYR received payments under certain agreements, in relation to producer fees, for certain FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2008 , FMYR paid to George Furla $ 176,856 and Randall Emmett $ 400,957.

During the fiscal year ending June 30, 2007, FMYR received payments under certain agreements, in relation to producer fees, for certain of FMLY’s affiliations with third party film producers/financiers.  Through June 30, 2007, FMYR paid to George Furla $669,825 and Randall Emmett $752,050.

FMYR contracted Stanley Tepper, as the Acting Executive VP Finance and Accounting/CFO through AGSInc., business financial entertainment accounting production service consulting company.  AGSInc., received contracted consulting fees for the year ended June 30, 2008 and 2007 of $196,281 and  $156,565 respectively.  Out of these funds Mr. Tepper, received $75,000 and $36,000 for the year ended June 30, 2008 and 2007 respectively for arranged consultation of AGSI, Inc.

-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

15.           FMYR Stock Repurchases

Date	Shares	Market Price		Cost	Commissions	Total
8/3/2006	3,250		$2.40	$7,800	$400	$8,200
8/4/2006	1,625		$1.92	3,120	163	3,283
8/15/2006	1,374		$1.86	2,556	135	2,691
8/16/2006	2,475		$1.96	4,851	247	5,098
8/17/2006	500		$2.40	1,200	25	1,225
8/17/2006	4,450		$2.36	10,502	528	11,030
8/18/2006	4,800		$2.34	11,232	557	11,789
8/21/2006	500		$2.40	1,200	-	1,200
8/21/2006	1,250		$2.40	3,000	-	3,000
8/21/2006	1,250		$2.40	3,000	8	3,008
8/21/2006	500		$2.72	1,360	-	1,360
8/23/2006	250		$2.30	575	7	582
8/23/2006	500		$2.50	1,250	58	1,308
8/30/2006	250		$2.30	575	27	602
8/31/2006	250		$1.80	450	33	483
9/5/2006	1,000		$1.80	1,800	97	1,897
9/7/2006	1,000		$1.60	1,600	88	1,688
9/14/2006	100		$1.90	190	27	217
9/14/2006	500		$1.90	950	32	982
9/18/2006	1,000		$1.60	1,600	73	1,673
9/18/2006	100		$1.60	160	25	185
9/19/2006	250		$1.60	400	27	427
9/26/2006	1,250		$1.70	2,125	72	2,197
9/27/2006	500		$1.80	900	34	934
9/27/2006	700		$1.88	1,316	8	1,324
9/27/2006	50		$1.80	90	-	90
9/28/2006	1,250		$1.88	2,350	7	2,357
9/29/2006	1,250		$1.88	2,350	8	2,358
10/5/2006	1,000		$1.60	1,600	106	1,706
6/29/2007	144,855		$0.10	14,383	376	14,759
9/30/2007	472,055		$0.11	49,630	840	50,470
Total Shares Purchased	650,084	$		$134,115	$4,008	$138,123
Less: Shares return to
to available	-522,684			-121,365	-3,622	-124,987
Total Net Shares Purchased	127,400			$12,750	$386	$13,136
Average Stock Price Per Share			$0.52
-  -

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
June 30, 2008

16.           Subsequent Events:

In early part of July, 2008 FMYR made payments on its Due to Investor Productions Payable (see Note 7)  as follows:

Tau Entertainment (Elisa Salinas)	$204,067
Scorched Earth Entertainment	74,851
Freedom Films	308,874
$587,792

On September 17, 2008, FMYR issued a promissory note to four entities for an aggregate of $130,000.  This amount consists of $65,000 of principal and $65,000 of interest and is collateralized out of the net Producer’s Fee FMYR is to receive for services performed for the picture “Conan the Barbarian,” which is anticipated to be received on or before April 30, 2009.

-  -