Form 10-Q
period 2008-11-19
FAMILY ROOM ENTERTAINMENT CORP
filed 2008-11-19
CIK 49444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 0-27063

FAMILY ROOM ENTERTAINMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

New Mexico	85-0206160
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o Sunset Gower Studios, 1438 North Gower Street,
Box 68, Building Courtyard 1 Suite 21,     Hollywood, CA
 (Address of Principal Executive Offices)

90028
(Zip Code)

(323) 993-7314 and/or (323) 993- 7317
 (Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

The number of shares outstanding of the Issuer’s common stock as of November 14, 2008 was 13,255,203

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements
For the Three Months Ended
September 30, 2008 and 2007

Family Room Entertainment Corporation

Unaudited Consolidated Condensed
Financial Statements

C   O   N   T   E   N   T   S

Consolidated Condensed Balance Sheets	1
Consolidated Condensed Statements of Operations	2
Consolidated Statements of Shareholders’ Deficit	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5 – 35

Family Room Entertainment Corporation
Consolidated Condensed Balance Sheets
As of September 30 and June 30, 2008

	September 30, 2008	June 30, 2008
Assets	(unaudited)
Cash and cash equivalents	$31,655	$48,843
Accounts receivable (net of reserve of $123,000 and $73,000, respectively)	195,992	711,894
Film costs, net	4,518,302	4,744,914
Property and equipment, net	30,793	37,528
Prepaid expenses and other current assets	10,541	7,660
Deposits	18,270	18,270

Total Assets	$4,805,553	$5,569,109

Liabilities and Shareholders' Deficit
Liabilities
Notes payable under film participation agreements	$5,343,578	$5,969,921
Convertible notes payable, net of discount	2,340,533	2,199,701
Accounts payable and accrued liabilities	300,619	259,443
Notes payable	65,000	-
Warrant liability	21,499	52,528
Derivative liability	620,894	602,194
Total Liabilities	8,692,123	9,083,787

Equity and Shareholders' Deficit
Preferred stock:$0.01 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock:$0.001 par value; 2,000,000,000 shares authorized;
13,275,203 and 12,141,870 shares issued, respectively, and
13,147,803 and 12,014,470 shares outstanding, respectively	13,274	12,141
Additional paid-in capital	20,615,976	20,603,609
Treasury stock, 127,400 shares at cost	(13,136)	(13,136)
Accumulated deficit	(24,502,684)	(24,117,292)
Total Equity and Shareholders' Deficit	(3,886,570)	(3,514,678)

Total Liabilities and Shareholders' Deficit	$4,805,553	$5,569,109

Family Room Entertainment Corporation
Consolidated Condensed Balance Sheets
As of September 30 and June 30, 2008

	2008	2007
Gross Margin	(unaudited)	(unaudited)
Revenues	$567,096	$309,167
Amortization of film costs	(270,917)	(147,643)
Distribution costs	(205,197)	(1,833)

Gross Margin	90,982	159,691

Selling, general and administrative expenses	(277,651)	(345,163)

Income/(Loss) from Operations	(186,669)	(185,472)

Other Income and Expenses
Interest income	85	1,532
Change in value of warrant liability	31,029	(422,710)
Change in value of derivative liability	(18,700)	553,649
Interest expense	(211,137)	(94,015)
Total Other Income and Expenses	(198,723)	38,456

Net Income/(Loss)	$(385,392)	$(147,016)

Net earnings/(loss) per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares, basic and diluted	12,973,899	9,854,466

Included in operating expenses is non-cash share-based compensation as follows:
Selling, general and administrative expenses	$13,500	$-

Family Room Entertainment Corporation
Consolidated Statements of Shareholders’ Deficit
For the Three Months Ended September 30, 2008 and 2007 and the Year Ended June 30, 2008

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2007	9,996,500	$9,997	$20,692,540	$(87,653)	$(23,275,354)	$(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(522,684)	(522)	(124,465)	124,987	-	-

Net loss	-	-	-	-	(147,016)	(147,016)

Balance at September 30, 2007	9,473,816	$9,475	$20,568,075	$(13,136)	$(23,422,370)	$(2,857,956)

			Additional
	Common Stock		Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at June 30, 2007	9,996,500	$9,997	$20,692,540	$(87,653)	$(23,275,354)	$(2,660,470)

Purchase of common stock	-	-	-	(50,470)	-	(50,470)

Retirement of treasury shares	(522,684)	(522)	(124,465)	124,987	-	-

Effect of reverse split (rounding)	1,387	-	-	-	-	-

Common stock issued for services	2,666,667	2,666	35,534	-	-	38,200

Net loss	-	-	-	-	(841,938)	(841,938)

Balance at June 30, 2008	12,141,870	12,141	20,603,609	(13,136)	(24,117,292)	(3,514,678)

Common stock issued for services	1,133,333	1,133	12,367			13,500

Net loss	-	-	-	-	(385,392)	(385,392)

Balance at September 30, 2008	13,275,203	$13,274	$20,615,976	$(13,136)	$(24,502,684)	$(3,886,570)

Family Room Entertainment Corporation
Consolidated Statements of Shareholders’ Deficit
For the Three Months Ended September 30, 2008 and 2007 and the Year Ended June 30, 2008

	2008	2007
Cash Flows From Operating Activities:	(unaudited)	(unaudited)
Net loss	$(385,392)	$(147,016)
Adjustment to reconcile net loss to net cash used:
Depreciation expense	6,735	11,196
Amortization of film costs	270,917	147,643
Bad debt (reserve for doubtful accounts)	50,000	-
Common stock issued for services and compensation	13,500	-
Change in value of warrant liability	(31,029)	422,710
Change in value of derivative liability	18,700	(553,649)
Amortization of debt discount	140,832	59,947
Other	(76)	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable – new	(121,783)	(165,000)
(Increase) decrease in accounts receivable – paid	587,685	-
(Increase) decrease in film costs	(44,306)	(610,713)
(Increase) decrease in other assets	(2,881)	(53,323)
Increase (decrease) in accounts payable and accrued liabilities	41,176	158,633
Net cash generated by/(used in) operating activities	544,078	(729,572)

Cash flows from investing activities:
Purchase of property and equipment	-	(18,221)
Net cash generated by/(used in) investing activities	-	(18,221)

Cash flows from financing activities:
Proceeds from investor productions or revenue participation loans	-	200,000
Payments on investor productions or revenue participation loans	(626,266)	(26,855)
Purchase of common stock	-	(50,470)
Proceeds from notes payable	65,000	-
Proceeds from convertible notes payable	-	300,000
Payment on convertible notes payable	-	(20,000)
Net cash generated by/(used in) financing activities	(561,266)	402,675

Decrease in cash and cash equivalents	(17,188)	(345,118)

Cash and cash equivalents at beginning of year	48,843	668,773

Cash and cash equivalents at end of period	$31,655	$323,655

Supplementary disclosures of cash flow information
Cash paid during the year for
Interest	$9,063	$6,994
Taxes	$-	$-

During the three months ended September 30, 2008, the Company entered into the following non-cash transactions:
•	Issued 1,133,333 shares of common stock for the payment of consulting services and compensation, valued at $13,500

During the three months ended September 30, 2007, the Company entered into the following non-cash transactions:
•	Returned 522,684 shares of its treasury stock to available for sale.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

1.           General

Family Room Entertainment Corp. (“FMYR” or the “Company”) is engaged in various aspects of the motion picture entertainment industry, including development, production, and production services.  FMYR develops, produces and performs production related services for the motion picture entertainment industry mainly through the following three wholly-owned subsidiaries [Emmett/Furla Films]: (1) Emmett Furla Films Productions Corporation (“EFFP”), a California Corporation involved in motion picture development, production, and production related services for high budget motion pictures (in excess of $20,000,000 to $50,000,000).  EFFP’s subsidiary, Good Entertainment Service, Inc. (“GESI”), a Delaware Corporation, was originally a production servicing company and produced one motion picture “Good Advice” in the year 2000.  Currently GESI is the subsidiary that signs with the film and entertainment industry guilds when the contracted resource is a member of such guild; (2) Emmett Furla Films Distribution LLC, (EFFD) is a Delaware Limited Liability Company set up to contract with third parties for the worldwide distribution and/or exploitation of FMYR’s wholly owned and or controlled entertainment properties; and (3) EFF Independent, Inc. (“EFFI”) a California Corporation, is setup primarily to develop and provide production related services for low budget motion picture (less than $20,000,000).

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2008, its total liabilities exceeded its total assets by $3,886,570.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs, and moved again to smaller reduced offices in 2008 to substantially reduce its rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

2.           Summary of Significant Accounting Policies

Basis of Presentation and Organization

These unaudited consolidated financial statements represent the financial activity of Family Room Entertainment Corporation and its wholly owned subsidiaries, a publicly traded company quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”).  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All intercompany transactions have been eliminated.  The Company’s fiscal year ends on June 30 each year.

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the three months ended September 30, 2008 and 2007, FMYR incurred exploitation costs of $0 and $8,780 respectively.

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

During the three-month periods ending September 30, 2008 and 2007, the Company recorded a gain of $12,323 and $130,939, respectively, which relates to the debt features and warrants, to reflect the change in fair value of the derivative and warrant liabilities.

At each balance sheet date, the Company adjusts the derivative financial instruments to estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  As of September 30, 2008 and June 30, 2008, the estimated fair value of the Company’s derivative liability was $620,894 and $602,194 respectively, as well as a warrant liability of $21,499 and $52,528 respectively.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative.

In valuing the debt features at September 30, 2008 FMYR used the closing price of $0.004 the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the three-month period ended September 30, 2008 there was a decrease in the market value of the Company’s common stock from $0.011 to $0.004.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Convertible Debt Financing and Derivative Liabilities (continued)

In valuing the debt features at June 30, 2008 FMYR used the closing price of $0.011 the conversion price as defined in the note agreement and the remaining term to maturity coinciding with each contract.  For the twelve-month period ended June 30, 2008 there was a decrease in the market value of the Company’s common stock from $0.10 to $0.011.

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

2.           Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Cash, accounts receivable and notes receivable are the primary financial instruments that subject FMYR to concentrations of credit risk.  FMYR maintains its cash in banks selected based upon management’s assessment of the bank’s financial stability.  Balances often exceed the federal depository insurance limit; however, FMYR has experienced no losses on deposits.  At September 30, 2008 and June 30, 2008, the Company had no balances in excess of the limit.

Accounts receivable are primarily from transactions with customers in California.  FMYR performs credit reviews of its customers and provides a reserve for accounts where collection is uncertain.  Collateral is not required for credit granted.  $156,258 of accounts receivable for September 30, 2008 of $195,992 (net of the reserve for doubtful accounts of $123,000) arose from one customer and $696,894 of accounts receivable at June 30, 2008, of $711,894 (net of the reserve for doubtful accounts of $73,000) arose from one customer.

Recently Issued Accounting Pronouncements

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

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

3.           Accounts Receivable

Accounts receivable at September 30, 2008 and June 30, 2008 consisted of the following:

	September 30, 2008	June 30, 2008

Accrued receivables – producer fees	$318,992	$734,894
Accrued distribution, royalties and other	-	50,000
Reserve for doubtful accounts	(123,000)	(73,000)
Total	$195,992	$711,894

At September 30, 2008, and June 30, 2008, one customer accounted for $ 156,258 and $696,894, respectively, of accounts receivable.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs

Film costs and related amounts capitalized at September 30, 2008 and 2007, and related activity during the three months ended September 30, 2008 and 2007, and for the year ended June 30, 2008 are shown below.  Substantially all film projects of the Company are intended for theatrical presentation.

Activity during the three months ended September 30, 2008:

	Released	In Production	Development and Production	Total

Net film cost balance at June 30, 2008	$4,320,758	$-	$424,156	$4,744,914

Production costs incurred during three months ending September 30, 2008	286	-	44,018	44,304

Transfers of film costs between categories for the three months ended September 30, 2008	-	-	-	-

Total film costs incurred and paid by FMYR during three months ended September 30, 2008	286	-	44,018	44,304

Net film cost balance before the three months ended September 30, 2008 amortization & write offs	4,321,044	-	468,174	4,789,218

Less film cost amortization & write offs during the three months ended September 30, 2008	(220,747)	-	(50,170)	(270,917)

Net film cost balance at September 30, 2008	$4,100,297	$-	$418,004	$4,518,301

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the three months ended September 30, 2007:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during three months ending September 30, 2007	11,443	156,576	442,694	610,713

Transfers of film costs between categories for the three months ended September 30, 2007	-	47,889	(47,889)	-

Total film costs incurred and paid by FMYR during three months ended September 30, 2007	11,443	204,465	394,805	610,713

Net film cost balance before the three months ended September 30, 2007 amortization & write offs	61,443	6,588,715	565,760	7,215,918

Less film cost amortization & write offs during the three months ended September 30, 2007	(11,443)	(-)	(136,200)	(147,643)

Net film cost balance at September 30, 2007	$50,000	$6,588,715	$429,560	$7,068,275

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Activity during the year ended June 30, 2008:

	Released	In Production	Development and Pre-Production	Total

Net film cost balance at June 30, 2007	$50,000	$6,384,250	$170,955	$6,605,205

Production costs incurred during year ending June 30, 2008	23,758	425,431	584,245	1,033,434

Transfers of film costs between categories for the year ended June 30, 2008	4,997,322	(4,953,433)	(43,889)	-

Total film costs incurred and paid by FMYR during year ended June 30, 2008	5,021,080	(4,528,002)	540,356	1,033,434

Net film cost balance before the year ended June 30, 2008 amortization & write-offs	5,071,080	1,856,248	711,311	7,638,639

Less film cost amortization & write- offs during the year ended June 30, 2008( See Footnote 5-D below )	(750,322)	(1,856,248)	(287,155)	(2,893,725)

Net film cost balance at June 30, 2008	$4,320,758	$-	$424,156	$4,744,914

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

The following is an analysis of film cost amortization and write-downs for three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007
Released Projects – Amortization
After Sex	$-	$75
Held for Ransom	-	75
Speedway Junkie	-	-
Good Advice	-	357
Other	189	-
Borderland	220,558	-

Total	220,747	507

Projects in Development, In-Production, or Pre-Production
Ligeia	12,921	-
Bad Lieutenant 2	18,352	-
Once Fallen	11,750	-
White Air	-	10,936
FMYR/EFF Participation Payment	-	136,200
Total of other individual
projects with total original costs
less than $40,000	7,147	-

Total	50,170	147,136

Total all projects	$270,9178	$147,643

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is an analysis of revenues, by project and type for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007
Producer Fees
Wickerman	$-	$-
The Contract	-	-
88 Minutes	-	-
Righteous Kill		275,000
Bad Lt	100,000	-
Ligeia	35,000	-
Once Fallen	50,000	-

Total producer fees / film revenue	185,000	275,000

Royalties and Other Revenue
Royalties	-	9,167
Film production service fees and other	-	-
Net Income participation revenues	-	-
Distribution revenues(Borderland)	362,096	-
Distribution revenues ( White Air)	-	25,000
Consultant and participation fees	20,000	-

Total royalties and other revenue	382,096	34,167

Total revenue	$567,096	$309,167

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

4.           Film Costs, Revenues and Amortization of Film Costs (continued)

Following is the percentage make-up of net film costs at September 30, 2008, June 30, 2008, and September 30, 2008:

	September 30, 2008	June 30, 2008	September 30, 2007

Borderland	90%	91%	70%
Conan the Barbarian	7%	6%	4%
Righteous Kill	0%	0%	2%
King of California	0%	0%	22%
Day of the Dead	0%	1%	0%
Terror Train	0%	1%	0%
Total of other individual projects less than 5%	3%	1%	2%

Total	100%	100%	100%

FMYR has a limited number of customers.  A percentage breakout of the revenues by major customers is as follows for the three months ended September 30, 2008 and 2007:

	September 30,
Major Customers	2008	2007
NuImage/Millennium Films	32.62%	88.90%
Lions Gate Films	63.85%	0.00%
After Dark	0.00%	8.10%
Others	3.53%	300%

Total Revenue	100.00%	100.00%

FMYR has a limited number of customers.  A percentage breakout of revenues by major customers is as follows for the years ended June 30, 2008 and 2007:

	June 30,
Major Customers	2008	2007
NuImage/Millennium Films	59.59%	98.97%
Lions Gate Films	27.86%	0.00%
After Dark	6.19%	0.00%
Others	6.36%	1.03%

Total Revenue	100.00%	100.00%

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

5.           Property and Equipment

Property and equipment at September 30, 2008 and June 30, 2008 consisted of the following:

		September 30,	June 30,
	Life	2008	2008

Office furniture and equipment	7 years	$52,558	$52,558
Computer equipment	5 years	93,083	93,083
Software	3 years	88,956	88,956
Leasehold Improvements	1 year	20,445	20,445

Total		255,042	255,042

Less accumulated depreciation and amortization		(224,249)	(217,514)

		$30,793	$37,528

During the three months ended September 30, 2008 and 2007, depreciation and amortization expense was $ 6,735 and $11,196, respectively.

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

During the years ended June 30, 2007 and 2006  FMYR received $1,300,000 and $0 respectively from Tau Entertainment (Elisa Salinas); $0 and $800,000 respectively from EFF Partners LLC; $0 and $72,500 respectively from Scorched Earth Entertainment; $0 and $2,355,192 respectively from Freedom Films for investments in production projects; and $750,000 and $0 from Gary Granstaff for participation revenues.  During the year ended June 30, 2008, FMYR received $200,000 from Dr. Raja H. Ataya; and $500,000 from Justin Holecek for participation revenues.  During the year ending June 30, 2008, major material payments of $1,085,000 were paid to Tau Entertainment (Elisa Salinas) for King of California.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

EFF Partners LLC received $300,000 in October 2005 from outside investors, of which $272,514 was invested in White Air and $27,486 in The Tenant.  In February 2006, EFF Partners received from an outside investor, $500,000 of which $85,000 was invested in Rin Tin , $41,000 was invested in The Tenant, $74,000 was invested in White Air, and $ 300,000 was invested in Day of the Dead.  During the year ending June 30, 2008 the Company repaid $10,000 in relation to Borderland , and converted the monies due by EFF Partners LLC in convertible debts amounting to $500,000 to Tamburello and $300,000 to Terkovich (see Note 8).

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

As of September 30, 2008, June 30, 2008 and 2007, the balances outstanding and details of notes and loans payable are $, 5,343,655, $5,969,921 and $7,957,412 respectively under film participation agreements.  The detail balances of these balances outstanding at September 30, 2008, June 30, 2008 and 2007 are as follows:

	Investor Loans				Participation Loans
	Tau	Scorched
	Entertainment	Earth	Freedom	EFF	Gary	Dr. Raja H.	Justin
Specified Use	(Elisa Salinas)	Entertainment	Films	Partners, LLC	Granstaff	Ataya	Holecek	Totals

The Tenant	$-	$-	$-	$68,486	$-	$-	$-	$68,486
Borderland	1,799,719	572,500	2,355,192	-	-	-	-	4,727,411
White Air	-	-	-	346,514	-	-	-	346,514
Wickerman	250,000	-	-	-	-	-	-	250,000
King of California	1,300,000	-	-	-	-	-	-	1,300,000
Room Service	130,000	-	-	-	-	-	-	130,000
Day of the Dead	-	-	-	300,000	-	-	-	300,000
Rin Tin Tin	-	-	-	85,000	-	-	-	85,000
Participation Fee	-	-	-	-	750,000	-	-	750,000
Balance - June 30, 2007	3,479,719	572,500	2,355,192	800,000	750,000	-	-	7,957,411

Participation Fee	-	-	-	-	-	200,000	500,000	700,000
Special Adjustments or payments:
Agreed to Transfer Investor
to Convertible Debt	(315,000)	-	-	(790,000)	-	-	-	(1,105,000)
Adjust for projects not being
made (Room Service) and
/or Project term (Wickerman)
indicate loss and no longer due	(380,000)	-	-	-	-	-	-	(380,000)
Cash accrued payment at 6/30/08	(1,085,000)	(20,000)	-	(10,000)	(74,144)	(5,221)	(8,125)	(1,202,490)
Balance - June 30, 2008	1,699,719	552,500	2,355,192	-	675,856	194,779	491,875	5,969,921

Borderland Payment re LionsGate 7/08	(204,067)	(74,850)	(308,874)					(587,791)

Cash Payments On producer for qtr 9/08					(20,250)	(1,350)	(16,875)	(38,475)

Balance - September 30, 2008	$1,495,652	$477,650	$2,046,318	$-	$655,606	$193,429	$475,000	$5,343,655

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

6.           Notes Payable under Film Participation Agreements (continued)

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

7.           Notes Payable

On September 17, 2008, Family Room Entertainment Corporation (“FMYR”) issued a promissory note for the aggregate sum of $130,000 due in the month of April 2009.  This amount consists of $65,000 of principal and $65,000 of contingent interest and will be contingent upon the Company receiving $330,000 of net producer’s fee that FMYR is to receive for services performed for the motion picture “Conan the Barbarian” which  might or might not be received on or before April 30, 2009.  If the producer’s fee is not received, the Company is not liable for the $65,000 in contingent interest.

8.           Convertible Notes Payable

During the years ended June 30, 2005, 2006, 2007 and 2008 the Company issued convertible notes to third parties.  As part of the several financing transactions, the Company also issued warrants to purchase shares of stock at various exercise prices.

				Debt Feature	Initial Debt
Date of	Amount	Conversion	Term	Fair Value at	Carrying
Note	of Note	Price (1)	of Note	Issuance	Value

11/9/04	$2,000,000	$30.00 or 80%	2 years	$674,158	$1,032,899
5/24/06	$400,000	80%	1 year	$135,770	$264,250
6/5/07	$1,000,000	$0.10 (2)	2 years	$1,000,000	$-
9/30/07	$300,000	80%	2 years	$24,722	$275,278
1/1/08	$500,000	80%	2 years	$41,204	$458,796
6/21/08	$290,000	80%	2 years	$23,896	$266,104
6/30/08	$315,000	80%	2 years	$25,961	$289,039

(1)	= the conversion price is the lower of the set price or 80% of market closing price.
(2)	= fixed conversion price.

Date of Warrants	Number of	Market Price	Exercise	Term of	Fair Value	Fair Value	Fair Value
Issued	Warrants	at issue date	Price	Warrants	at Issuance	6/30/2007	6/30/2008
November 4, 2004	33,333	$16.40	$24.00	5 years	$104,894	$96	$1
November 4, 2004	83,333	$16.40	$30.00	5 years	$262,460	$239	$1
June 5, 2007	5,000,000	$0.14	$0.10	5 years	$565,376	$468,336	$29,032
June 5, 2007	5,000,000	$0.14	$0.20	5 years	$551,018	$455,515	$23,494

Notes payable –	September 30,	June 30,
Convertible	2008	2008

Gross Notes payable Convertible debt	$2,992,401	$2,992,401
Less unamortized debt issue costs	(651,868)	(792,700)
Net notes payable Convertible	$2,340,533	$2,199,701

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

Unamortized Debt Discount
Yearly/Qtrly Activity	Date	Activity Explanation
$1,041,602	11/9/2004	Initial carrying value
$(285,002)	6/30/2005	Debt amortization
$756,600	6/30/2005	Year-end Balance
$519,196	6/30/2006	Adjustment for debt retirement
$(118,345)	6/30/2006	Debt amortization
$1,157,451	6/30/2006	Year-end Balance
$(1,038,469)	6/30/2007	Debt amortization
$1,000,000	6/30/2007	Adjustment for new debt
$1,118,982	6/30/2007	Year-end Balance
$(326,282)	6/30/2008	Debt amortization
$792,700	6/30/2008	Year-end Balance
$(140,832)	9/30/2008	Debt amortization
$651,868	9/30/2008	9-30-08 Balance

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

The Notes also provide for liquidated damages on the occurrence of several events.  As of September 30, 2008 and June 30, 2007, the Company has incurred no liquidating damages.

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values.  After the latter allocations, the remaining value, if any, is allocated to the note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note.

The value of the discount on the converted notes on the books is being accreted over the term of the respective notes.  For the three months ended September 30, 2008 and 2007, the Company accreted $140,832 and $59,947, respectively, of debt discount.  The accretion of debt discount amount is adjusted in direct proportion to the conversions of debt to stock during the period.

Warrant amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a five-year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at September 30, 2008 and September 30, 2007, the company used the closing price of $0.004 and $0.011, respectively, the respective exercise price, as well as the remaining term on each warrant, as well as a volatility of 160% and 120%, respectively.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  The warrant derivative liability at September 30, 2008, had decreased to a fair value of $21,499 from prior the prior quarter, due to the drop in the stock price of the Company’s common stock, which resulted in an “other income” item of $31,029 on the Company’s books.  The warrant derivative liability at June 30, 2008, had decreased to a fair value of $52,528 from prior year, due to the drop in the stock price of the Company’s common stock, which resulted in an “other income” item of $855,615 on the Company’s books.

 The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

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

Pursuant to the terms of the Notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity.  There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option, as well as the redemption option.  The debt features represent an embedded derivative that is required to be accounted for apart from the underlying Notes.  At issuance of the Notes, the debt features had an estimated initial fair value, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to other expense or income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the debt features at September 30, 2008 the Company used the closing price of $0.004 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 160%.  For the three month period ended September 30, 2008, the estimated value of the debt features increased to $620,894 as a result of the decrease in the stock closing price thus the Company recorded “other expense” on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $18,700.  For the year ended June 30, 2008, the estimated value of the debt features increased to $602,194 as a result of new convertible debt issued during the year, thus the Company recorded “other expense” on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $41,252.

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

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

Because the terms of the convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and/or warrants.  This presumption has been made due to the company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes.  Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification.  The notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the three month period ended September 30, 2008 and 2007, the Company recorded other income of $12,329 and $130,939 related to the change in value of the debt features and the decrease in value of the warrants, respectively.

For the year ended June 30, 2008 and 2007, the Company recorded $326,282 and $1,038,469 of interest expense/(income) related to the accretion of debt related to the convertible financing.

For the three months ended September 30, 2008:

$31,029	income, decrease in value of 2004, 2006, 2007 and 2008 warrant liability
(18,700)	expense, increase in value of 2004, 2006, 2007 and 2008 derivative liability
$12,329	other income related to convertible debt

For the three months ended September 30, 2007:

$553,649	income, decrease in value of 2004, 2006 and 2007 warrant liability
(422,710)	income, increase in value of 2004 and 2006 derivative liability
$130,939	other income related to convertible debt

For the three months ended September 30, 2008:
$118,892	of interest expense related to accretion of 2007 convertible debt
21,940	of interest expense related to accretion of 2008 convertible debt
$140,832	of interest expense related to convertible debt

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

For the three months ended September 30, 2007:
$-	of interest expense related to accretion of 2006 convertible debt
59,947	of interest expense related to accretion of 2007 convertible debt
$59,947	of interest expense related to convertible debt

The balance of the carrying value of the convertible debt as of September 30, 2008 and June 30, 2008 was:

$508,419	June 30, 2007 value
1,405,000	Increase in 2008 convertible debt
(115,783)	Increase in debt discount
(40,000)	Repayment of debt
442,065	Accretion of convertible debt
$2,199,701	June 30, 2008 carrying value of convertible debt

$2,199,701	June 30, 2008 value
140,832	Accretion of convertible debt
$2,340,533	September 30, 2008 carrying value of convertible debt

The balance of the carrying value of the derivative liability as of September 30, 2008 and June 30, 2008 was:

$445,159	June 30, 2007 value of derivative liability
24,722	original values of 2007 derivative liability
91,061	original values of 2008 derivative liability
34,059	increase in values of 2007 derivative liability
7,193	increase in values of 2008 derivative liability
$602,194	June 30, 2008 value of derivative liability

$602,194	June 30, 2008 value of derivative liability
8,987	increase in values of 2007 derivative liability
9,713	increase in values of 2008 derivative liability
$620,894	September 30, 2008 value of derivative liability

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

8.           Convertible Notes Payable (continued)

Debt Features (continued)

The balance of the carrying value of the warrant liability as of September 30, 2008, and June 30, 2008 was:

$924,159	June 30, 2007 value of warrant liability
(333)	decrease in value of 2004 warrant liability
(600,630)	decrease in value of 2007 warrant liability
(270,668)	decrease in values of 2008 warrant liability
$52,528	June 30, 2008 value of warrant liability

$52,528	June 30, 2008 value of warrant liability
-	decrease in value of 2004 warrant liability
(31,029)	decrease in value of 2007 warrant liability
-	decrease in values of 2008 warrant liability
$21,499	September 30, 2008 value of warrant liability

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

9.           Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2008 and June 30, 2008, consisted of the following:

	September 30, 2008	June 30, 2008
Accounts payable	$43,669	$63,734
Accrued interest payable	-	-
Accrued interest payable on convertible debt	256,950	195,709

	$300,619	$259,443

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

10.           Lease Agreement

FMYR operates in leased facilities under a one-year lease agreement with a right of extension and renewal with a current base rental rate of approximately $3,200 per month for approximately 2,000 square feet.  The lease expired on June 30, 2008.  The Company signed a short-term lease for a smaller office in the same facility.  This lease expires on June 30, 2009.  Total future minimum lease commitment is $19,200 at the three months ended September 30, 2008 and $38,400 for the year ended June 30, 2009.  Total rent expense under operating leases for the three months ended September 30, 2008 was $14,220 and for the year ended June 30, 2008 was $91,982.

11.           Stock Options and Warrants

FMYR periodically issues incentive stock options to key employees, officers, and directors to provide additional incentives to promote the success of FMYR’s business and to enhance the ability to attract and retain the services of qualified persons.  The issuance of stock options is approved by the Board of Directors.

FMYR granted no options during the three months ended September 30, 2008, or the year ended June 30, 2008, and, accordingly, no pricing assumptions or fair value financial information is presented.

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

FMYR’s had no stock option activity and related information for the three month period September 30, 2008, and 2007.

Family Room Entertainment Corporation 2008 Consulting and Legal Services Plan (the “Plan”):  Under the Plan, as amended, FMYR is authorized to issue up to 2,000,000 shares of common stock to compensate key consultants and legal services providers to FMYR.  1,000,000 shares were issued in June 2008 for services valued at $13,200.  The remaining shares were issued 500,000 in July 2008 and 500,000 in August 2008 for services valued at $11,500.

During the three months ended September 30, 2008, FMYR issued no warrants.  The warrants issued during the year ended June 30, 2007 in connection with the funding of convertible debt were treated as derivative financial instrument liabilities.  See Note 8 for further discussion.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

11.           Stock Options and Warrants (continued)

All warrants outstanding at September, 2008 are currently exercisable.  A summary of outstanding stock warrants at September 30, 2008, follows:

		Remaining
		Contractual
Number of	Expiration	Life	Exercise
Shares	Date	(Years)	Price
116,667	November 2009	1.0	$24.00
5,000,000	June 2011	2.6	$0.10
5,000,000	June 2011	2.6	$0.20

10,116,667

12.           Claims and Contingencies

None.

13.           Major Customers and Concentrations

FMYR’s revenues were derived from a limited number of customers in the motion picture industry during the three months ended September 30, 2008 and 2007.  Following is an analysis of major customers for the three months ended September 30, 2008 and 2007:

	2008	2007
Number of customers accounting for more than 10% of revenue	2	1

Percentage of total revenue derived from largest customer	64%	98%

Percentage of total revenue derived from second largest customer	30%	1%

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

14.           Related Party Transactions

On a majority of the projects FMYR undertakes, FMYR’s chief executive officer (George Furla) and chief operating officer (Randall Emmett) have contractual arrangements with FMYR that provide for their compensation base to be between 20% to 30% for George Furla and between 25% to 33% for Randall Emmett, of the net producers fees/contingent compensation earned by the Company.  Net producers’ fees are gross fees less approved direct costs incurred and/or contingent compensation earned from net profits and royalties by FMYR in providing the underlying services.

During the three months ended September 30, 2008 and 2007, FMYR received payments under certain agreements, in relation to the producer fees, for certain of FMYR’s affiliations with third party film productions with third party film producers/financiers.  Through the three months ended September 30, 2008 and 2007, George Furla received $21,912 and $39,485 respectively, and Randall Emmett via his Randall Emmett Films Inc -1 received for the three months ended September 30, 2008 and the year ended June 30, 2008  $  27,998 and $56,071 respectively.  In addition, Randall Emmett via his Randall Emmett Films Inc. -1 received $13,500  and $50,000 for the three months ended September 30, 2008 and 2007, respectively, for other projects and costs which will be offset by his second  and other producer receipts.

During the three months ended September 30, 2008, these executive officers received compensation under these contractual arrangements.  The compensation is materially reflected in the cost of the related film project and is ultimately recognized as operating cost-amortization of film costs in the statement of operations.

On September 17, 2008, FMYR issued a promissory note for $130,000 to various parties, $40,000 of which is due to George Furla in April 2009.

FMYR contracted Stanley Tepper, as the Acting Executive VP Finance and Accounting/CFO through the firm of AGSInc., business management financial accounting production service consultants.  AGSInc., received contracted consulting  and management fees  for the three months ended September 30, 2008 and 2007of $42,500 and $84,458, respectively.  Out of these funds Mr. Tepper, received  for the three months ended September 30, 2008 and 2007 received $22,500 and $36,000.

Family Room Entertainment Corporation
Notes to Consolidated Financial Statements
September 30, 2008

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

Family Room Entertainment Corporation
September 30, 2008

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS’

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In some cases, forward-looking statements are identified by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential”, and similar expressions intended to identify forward-looking statements. Such statements include, without limitation, statements regarding:

• • estimates of required capital expenditures
• fluctuations in the cost of production or other costs of production and operations
• our inability to meet growth projections
• our plans and expectations with respect to future acquisitions of movie rights leases
• • our belief that we will have sufficient liquidity to finance operations into early 2009;
• the amount of cash necessary to operate our business;
• our ability to raise additional capital when needed;
• general economic conditions; and
• the anticipated future financial performance and business operations of our company.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Report.  Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions, or circumstances on which any of our forward-looking statements are based or to conform to actual results.  We qualify all of our forward-looking statements by these cautionary statements.

You should read this section in combination with the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal year ended June 30, 2008 included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

Family Room Entertainment Corporation
September 30, 2008

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

Family Room Entertainment Corporation
September 30, 2008

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

Exploitation Costs

All exploitation costs, including marketing costs, are expensed as incurred.  During the three months ended September 30, 2008 and 2007, FMYR incurred exploitation costs of $0 and $8,780 respectively.

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

Family Room Entertainment Corporation
September 30, 2008

Share Based Payments

During the fiscal year 2008, FMYR adopted SFAS No. 123R, “Share Based Payment”, which result in FMYR having to expense the fair value of stock options and warrants issued to employees. FMYR elected to use the modified prospective method. The adoption of SFAS No. 123R did not have any direct impact on our financial statements for fiscal year 2008, because FMYR did not issue any stock options or warrants to employees in Fiscal year 2008 or 2007. Additionally, there were no unvested employee stock options or warrants outstanding as of September 30, 2008.

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

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures through FMYR via production services and/or produced by FMYR will be entirely financed through outside sources.  In April 2004, we received $644,455 in funds pursuant to a subscription agreement.   Additionally, on November 17, 2004, we issued $2,000,000 in convertible notes, receiving net proceeds of $1,710,652 pursuant to a subscription agreement. In March, 2006, we issued a $400,000 convertible note and film entertainment consulting agreement due March 1, 2007.  Both the note and the consulting agreement were extended one year.  On June 5, 2007, we issued a $1,000,000 convertible note to the Longview Fund L.P.

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

Family Room Entertainment Corporation
September 30, 2008

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

There was no additional outside participation investment funds for the three months ended September 30, 2008.

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

Family Room Entertainment Corporation
September 30, 2008

RESULTS OF OPERATIONS

Three Months ended September 30, 2008 versus Three Months ended September 30, 2007

The Company’s operating revenue for the three months ended September 30, 2008 was $567,096 as compared to $309,167 for the three months ended September 30, 2007, for an increase of $257,929 (83.4%). The increase of $257,929 in revenues was attributable to an increase in the following: 1) distribution revenue of $337,096 (1348.4%), and 2) an increase in consulting and participation fees of $20,000 (100.0%), offset by a 1) decrease in producer fees of 90,000 (32.7%) and 2) a decrease in royalty revenue of $9,167 (100.0%).  $362,096 of FMYR’s revenue in 2008 was derived from distribution revenues for the film Borderland and $100,000 of revenue was derived from producer’s fees from the film Bad Lieutenant.  The remaining revenue in 2008 was mainly derived from consultant and participation fees of $20,000 and film production fees of $85,000.

Costs relating to operating revenue for the three months ended September 30, 2008 were $270,917 as compared to $147,643 for the three months ended September 30, 2007, for an increase of $123,274 (83.5%). The increase mainly consisted of 2008 amortized costs for Borderland of $220,558, Ligea of $12,921, Bad Lieutenant if $18,352 Once Fallen of $11,750 and other amortized film costs of $7,337, compared to 2007 amortized costs of $136,200 for FMYR/EFF participation payment and $11,443 in miscellaneous items (See Note 5).

Distribution costs for the three months ended September 30, 2008 were $205,197 as compared to $1,833 for the three months ended September 30, 2007, for an increase of $203,364 (11094.6%).  The increase in cost was attributable to the distribution cost of Borderland and a couple minor movies as compared to no movies being distributed during the same period prior year.

FMYR’s gross margin for the three months ended September 30, 2008 were $90,982 as compared to $159,691for the three months ended September 30, 2007, for a decrease of $68,709 (43.0%).  The gross margin percentage for the three months ended September 30, 2008 was 16.0% compared to 51.7% for the three months ended September 30, 2007, for a decrease of 35.7%.   The increase in our gross percentage was mainly attributable to a negative gross margin percentage of (17.4%) for distribution costs and film amortization related to Borderland for the three months ended September 30, 2008.

Selling, general administrative expenses for the three months ended September 30, 2008 were $277,651 as compared to $345,160 for the three months ended September 30, 2007, for a decrease of $67,509 (19.6%).   The following table further explains the change:

Selling, general and administrative Expenses
	Three months ending

Account	September 30	September 30	Variance	Variance	Explanation of Variance
Description	2008	2007	$	%

Salary and Wages	$ 22,750	$ 93,959	$ (71,209)	-75.8%	Reduced headcount
Payroll related expenses	30,429	56,849	(26,420)	-46.5%	Reduced headcount
Rent	14,114	31,233	(17,119)	-54.8%	Moved to a smaller office
Airfare	16,629	1,699	14,930	878.8%	Randall Emmett Travel Expenses
Office Overhead	14,539	39,103	(24,564)	-62.8%	Less costs in all categories offset by increase in insurance
Telephone	15,075	30,042	(14,967)	-49.8%	Reduced Cell phone usage
Automobile	4,296	6,185	(1,889)	-30.5%	Two less cars
Professional Fees	103,084	74,894	28,190	37.6%	$52K incease in audit fees offset by decrease in consultants
Depreciation	6,735	11,196	(4,461)	-39.8%	Less assets to depreciate
Bad Debt	50,000	0	50,000	100.0%	Reserve - Bad Lieutenant
Total	$ 277,651	$ 345,160	$ (67,509)	-19.6%

Other income (expense) differences are as follows:

Other Income and expenses	Three months ending
Account	September 30	September 30	Variance	Variance	Explanation of Variance
Description	2008	2007	$	%
(Income)/Expense
Interest income	$ 85	$ 1,532	$ (1,447)	-94.5%

Other income
Material other income	(380,000)		(380,000)	-	Gain on disposition of notes
Production recharge		(28,848)	28,848	-
Total other income	(380,000)	(28,848)	(351,152)	1217.2%

Change in value of derivatives
Warrant Liability	(855,615)	(214,904)	(640,711)	298.1%	Reduction in fair value of warrant and derivative
Derivative Liability	25,209	(555,482)	580,691	-104.5%	liabilities associates with convertible notes.
Total change of Value of derivatives	(830,406)	(770,386)	(60,020)	7.8%	Please see Footnote 8 to the financial statements
					for a detailed analysis of these items.
Interest expense
Afilliated	619,561	1,557,441	(937,880)	-60.2%	Interest expense - convertible debt
Afilliated - Development	20,529	38,499	(17,970)	-46.7%	Interest expense - other notes payable
Total interest expense	640,090	1,595,940	(955,850)	-59.9%
Total Other Income and Expenses	$ (570,231)	$ 798,238	$ (1,368,469)	-171.4%

Liquidity and Capital Resources

	June
Major items affecting liquidity and capital resources	2008	Explanation of Variance

Amortization of film costs	$ 2,893,725	Film projects amort against producer fee revenues and/or write-offs
		based on management's evaluation.
Change in value of warrant liabilities	$ (871,631)	Reduction in fair value of warrants associated to convertible debt
Change in value of derivative liabilities	$ 41,252	Increase in Fair value of derivative liabilities a result of additional debt issued
Amortization of debt discount	$ 442,065	Debt discount amortized
Gain on disposition of invrestor participation loan	$ (380,000)	Gain on note no longer owed
increase in accounts receivable - Borderland	$ (536,894)	$697K due less $160K cash received
(Increase) decrease in film costs	$ (1,033,434)	Write-off of uncollectible production service fee (Shattos)
Purchase of property and equipment	$ (25,871)	Purchase of computers
Proceeds from advance under development agreement	$ 700,000	Proceeds mainly from investor development and particiaption loans
Payments of advance under development agreement	$ (1,115,000)	Payments to investor pursuant to a development & participation agreements
Purchase of common stock	$ (50,470)	Treasury shares purchases - cash
Proceeds from convertible notes payable	$ 300,000	Cash received
Payment on convertible interest	$ (26,164)	Cash payments
Payment on convertible notes payable	$ (40,000)	Cash payments

Family Room Entertainment Corporation
September 30, 2008

Liquidity and capital resources - continued

Net cash generated by operating activities for the three months ended September 30, 2008 amounted to $544,078which mainly consists of the net loss of $385,392 for the year ended June 30, 2008 plus the following: 1) $31,029 change in warrant financial liabilities, 2) $121,783 increase in accounts receivable, 3) $44,306, increase in film costs, 4) $67,881 increase in other assets , and 5) miscellaneous items of $77, offset by 1) $6,735 in depreciation expense, 2) $370,918 amortization of film costs, 4) $50,000 reserve for doubtful accounts, 4) $13,500 stock issued for compensation, 5) $140,832 of amortization of debt discount, 6) $171,176 increase in accounts payable; 7) $18,700 change in the value of derivative liabilities; and 8) decrease in accounts receivable – paid of $587,685.

Cash used by financing for the year ended June 30, 2008 amounted to $561,266.  This consisted payments in payments on investor participation notes payable of $626,266, offset by proceeds from notes payable of $65,000.

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

In its normal course of business as a film entertainment producer who provides production service, FMYR makes contractual commitments to acquire film rights and make payment for options to purchase properties (i.e. scripts and/or books). These contractual obligations and option payments, if any, can range from $10,000 to $350,000. At September 30, 2008 FMYR had outstanding commitments of approximately $ 200,000.

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

Family Room Entertainment Corporation
September 30, 2008

The recurring cash commitments of FMYR at September 30, 2008 are as follows:

Future annual debt maturities (including the convertible notes net of discount):

Year Ending
September 30,

2008	$2,340,533

Total	$2,340,533

Accounts payable and accrued liabilities:

Description

Accounts payable		$43,669
Accrued Interest on convertible debt		256,950

Total		$300,619

Future annual minimum lease payments under operating leases:

Period Ending
September 30,
	$
2009		28,800
2010		-

Total		$28,800

Estimated fixed recurring monthly average selling, general and administrative expenses:

Description

Salaries, consultants and benefits		$12,000
Rent		3,200
Parking		500
Telephone and communications		7,000
Directors, officers and corporate insurance		1,000
Accounting and auditing		7,000

Total		$30,700

Family Room Entertainment Corporation
September 30, 2008

Estimated Future Cash Requirements

FMYR’s estimate of net cash requirements for overhead for the next twelve months subsequent to September 30, 2008, is approximately $35,000 (including the above monthly fixed cost estimate of $30,700) per month for a twelve month total of $420,000.  The estimate of cash in flow (net of film cost and fees) from operations for that time period from projects currently in place is estimated to be approximately $500,000. We are unable to estimate beyond this twelve month period because we are currently in negotiations on several projects.

FMYR has financed operations through the sale of common stock and through financing from financial institutions. In order to sustain operations in the near term, it is anticipated that motion pictures produced by FMYR will be entirely financed through outside sources.

FMYR'S future capital requirements will depend on numerous factors, including the profitability of our film projects and our ability to control costs.  We cannot for certain claim that our current assets along with financing from outside will be sufficient to meet our operating expenses and capital expenditures to the successful commercialization of our existing and future film projects.  We will need to seek outside capital in order to continue as a going concern. In addition, we cannot predict when and if any additional capital contributions may be needed and we may need to seek one or more substantial new investors. New investors could cause substantial dilution to existing stockholders

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2008, its total liabilities exceeded its total assets by $  $ 3,886,570.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management has instituted a cost reduction program that included a reduction in staffing, general overhead and related fringe costs and has instituted more efficient management techniques.  In 2007, the Company relocated its offices in order to reduce rental costs as well moved again to smaller reduced offices in 2008 to substantially reduce its rental costs.  In addition, the Company has movie projects in various stages of development, which should generate additional cash flow over the next several months.  Additionally, the Company has been able to obtain additional capital through the issuance of debt or equity.  The Company has an ongoing requirement for additional capital investment, and historically management has been able to obtain additional financing to meet its working capital needs.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Family Room Entertainment Corporation
September 30, 2008

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and  Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are not effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and  Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008. See the discussion under Item 4(A) above.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in its annual report filed on Form 10KSB.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item  1.  Legal  Proceedings

None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 3008 issued 1,113,333 shares for services and compensation

Family Room Entertainment Corporation
September 30, 2008

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
September 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ George Furla                                          Director, Chief Executive Officer,                                                          November 19, 2008
     George Furla                                           President and Chief Accounting Officer

/s/ Randall Emmett                                      Director, Chief Operating Officer                                                          November 19, 2008
     Randall Emmett                                       & Assistant Secretary

/s/ Anthony Caltaldo                                 Director                                                                                                     November 19, 2008
     Anthony Cataldo

/s/ Stanley Tepper                                         Acting Executive VP Finance & Accounting                                  November 19, 2008
     Stanley Tepper                                         & Chief Financial Officer